Form 10-Q
period 1996-03-31
AAA NET REALTY FUND IX LTD
filed 1996-05-15
CIK 860754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to


Commission File Number:          033-33504


                        AAA NET REALTY FUND IX, LTD.


NEBRASKA LIMITED PARTNERSHIP                 IRS IDENTIFICATION NO.
                                             76-0318157

8 GREENWAY PLAZA, SUITE 824                  HOUSTON, TX  77046



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    X     Yes            No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE,
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                             MARCH 31,     DECEMBER 31,
                                               1996            1995
                                            (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                    $    193,940   $    181,359

ACCOUNTS RECEIVABLE                               1,050          1,050

PROPERTY:
  Land                                        1,490,494      1,490,494
  Building                                    2,946,375      2,946,375
                                              4,436,869      4,436,869
  Accumulated depreciation                     (382,877)      (359,494)

  TOTAL PROPERTY                              4,053,992      4,077,375

OTHER  ASSETS:
  Organization costs, net of accumulated
   amortization of $223,479 and $211,352,
   respectively                                  19,096         31,223
  Syndication costs, net of accumulated
   amortization of $521,457 and $493,157,
   respectively                                  44,545         72,845

  TOTAL OTHER ASSETS                             63,641        104,068

TOTAL ASSETS                                  4,312,623      4,363,852


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                 34,344         20,487

TOTAL LIABILITIES                                34,344         20,487

PARTNERSHIP EQUITY
General partners                                 (4,836)        (4,588)
Limited partners                              4,283,115      4,347,953

TOTAL PARTNERSHIP EQUITY                      4,278,279      4,343,365

TOTAL LIABILITIES & PARTNERSHIP EQUITY     $  4,312,623   $  4,363,852



See Notes to Financial Statements.







                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                          STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)


                                            1996              1995

INCOME

Rental income                         $  123,575        $  123,575

TOTAL INCOME                             123,575           123,575


EXPENSES

Administrative expenses                    4,050             5,700
Accounting fees                            4,893             3,550
Amortization                              40,429            40,429
Depreciation                              23,384            23,384
Filing fees                                  250               250
Legal and professional fees                1,610             1,754
Other                                         99               141

TOTAL EXPENSES                            74,715            75,208


INCOME FROM OPERATIONS                    48,860            48,367

OTHER INCOME
Interest income                            1,352             2,061

TOTAL OTHER INCOME                         1,352             2,061

NET INCOME                            $   50,212        $   50,428


ALLOCATION OF NET INCOME

General partners                      $      502        $      504
Limited partners                          49,710            49,924

                                      $   50,212        $   50,428


NET INCOME PER UNIT                   $     9.31        $     9.35


UNITS OUTSTANDING                        5,390.5           5,390.5



See Notes to Financial Statements.






                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                      STATEMENT OF PARTNERSHIP EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (Unaudited)


                                 GENERAL        LIMITED
                                 PARTNERS       PARTNERS        TOTAL

PARTNERSHIP EQUITY (DEFICIT)
 AT DECEMBER 31, 1995           $  (4,588)    $ 4,347,953    $ 4,343,365

DISTRIBUTIONS                        (750)       (114,548)      (115,298)

NET INCOME                            502          49,710         50,212

PARTNERSHIP EQUITY (DEFICIT)
 AT MARCH 31, 1996              $  (4,836)    $ 4,283,115    $ 4,278,279





See Notes to Financial Statements.






                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)



                                                  1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                  $   50,212    $   50,428

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                  40,429        40,429
  Depreciation                                  23,384        23,384
  Increase (decrease) in accounts payable       13,854        (4,204)

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                         127,879       110,037


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                                 (115,298)     (115,298)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                  (115,298)     (115,298)


NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                          12,581        (5,261)

CASH and CASH EQUIVALENTS
  at Beginning of Period                       181,359       177,311

CASH and CASH EQUIVALENTS
  at End of Period                          $  193,940    $  172,050






See Notes to Financial Statements.





                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      AAA Net Realty Fund IX, Ltd. ("the Partnership"), is a limited partnership formed February 1, 1990 under the laws of the State of Nebraska. American Asset Advisers Management Corporation IX (a Nebraska corporation) is the managing general partner and H. Kerr Taylor is the individual general partner. The Partnership commenced operations as of June 6, 1990. The offering period for subscriptions terminated June 5, 1992 with a total of 5,390.5 units having been subscribed at an offering price of $1,000 per unit.

      The Partnership was formed to acquire commercial properties
      for cash.  The Partnership   will own, lease, operate, manage
      and eventually sell the properties. The supervision of the operations of the properties is managed by American Asset
      Advisers Realty Corporation,   ("AAA"), a related party.

      The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.
      Rental income is recorded ratably over the life of the lease.

      For purposes of the statement of cash flows the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1996 or 1995.

      Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

      Organization costs and syndication costs are amortized on a straight line basis over five years.

      All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1996 and March 31, 1995.

      The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.    PARTNERSHIP EQUITY

      The managing general partner, American Asset Advisers Management Corporation IX, and the individual general partner, H. Kerr Taylor, have made capital contributions in the amounts of $990 and $10, respectively. The general partners shall not be obligated to make any other contributions to the Partnership, except that, in the event
      that the general partners have   negative balances in their
      capital accounts after dissolution and winding up of, or withdrawal from, the Partnership, the general partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the limited partners' over the amount previously contributed by the general partners.

3.    RELATED PARTY TRANSACTIONS

      The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,050 and $5,700 was incurred and paid to AAA during the first three months of 1996 and 1995, respectively.

4.    MAJOR LESSEES

      The following schedule summarizes total rental income by lessee for the three months ended March 31, 1996:

      Foodmaker, Inc.                $15,934
      Tandy Corporation              $41,211
      Payless Shoe Source            $18,500
      Golden Corral Corporation      $47,930





Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


AAA Net Realty Fund IX, Ltd., a Nebraska limited partnership, was formed February 1, 1990 to acquire on a debt-free basis, existing and newly constructed commercial properties located in the continental United States and particularly in the Southwest, to lease these properties to tenants under generally "triple net" leases, to hold the properties with the expectation of equity appreciation and eventually to resell the properties. The Offering for 15,000 limited partnership units was effective June 6, 1990 and terminated June 5, 1992 with 5,390.5 units ($5,390,500) having been subscribed. In addition, the general partners had previously made $1,000 of contributions.

For the three months ended March 31, 1996, revenues totaled $124,927 which was comprised of $123,575 of rental income and $1,352 of interest income. Rental income remained unchanged from the rental income recorded in the first quarter of 1995. Interest income declined slightly as a result of the decline in interest rates over those of the first quarter of 1995. Expenses declined by $493 primarily from a reduction in administrative fees paid to an affiliate of the general partner. The Partnership recorded net income for the first quarter of 1996 of $50,212 as compared to net income of $50,428 for the first quarter of 1995.

For the three months ended March 31, 1995, revenues totaled $125,636 which was comprised of $123,575 of rental income and $2,061 of interest income. The Partnership's total revenue increased $2,365 over the three months ended March 31, 1994 as a result of an increase in the rental income from one property and an increase in interest income. The Partnership also recorded a corresponding increase in net income for this period from $47,124 to $50,428.




                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule








                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         AAA Net Realty Fund IX, Ltd.
                         (Registrant)




May 15, 1996
Date                     H. Kerr Taylor, President of General Partner




May 15, 1996
Date                     H. Kerr Taylor, Chief Financial Officer of
                         General Partner