Form 10-Q
period 1996-06-30
AAA NET REALTY FUND IX LTD
filed 1996-08-14
CIK 860754

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996


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

                            BALANCE SHEETS
                JUNE 30, 1996 AND DECEMBER 31, 1995
                                                                  JUNE 30,              DECEMBER 31,
                                                                    1996                    1995
                                                                 (Unaudited)

ASSETS

CASH & CASH EQUIVALENTS                                       $      176,756          $      181,359

ACCOUNTS RECEIVABLE                                                    1,454                   1,050

PROPERTY:
  Land                                                             1,490,494               1,490,494
  Building                                                         2,946,375               2,946,375
                                                                   4,436,869               4,436,869
  Accumulated depreciation                                          (406,262)               (359,494)

  TOTAL PROPERTY                                                   4,030,607               4,077,375

OTHER  ASSETS:
  Organization costs, net of accumulated amortization
    of $235,609 and $211,352, respectively                             6,967                  31,223
  Syndication costs, net of accumulated amortization
    of $549,758 and $493,157, respectively                            16,244                  72,845

  TOTAL OTHER ASSETS                                                  23,211                 104,068

TOTAL ASSETS                                                       4,232,028               4,363,852


LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                                      16,969                  20,487

TOTAL LIABILITIES                                                     16,969                  20,487

PARTNERSHIP EQUITY
General partners                                                      (5,065)                 (4,588)
Limited partners                                                   4,220,124               4,347,953

TOTAL PARTNERSHIP EQUITY                                           4,215,059               4,343,365

TOTAL LIABILITIES & PARTNERSHIP EQUITY                        $    4,232,028          $    4,363,852



See Notes to Financial Statements.




                             AAA NET REALTY FUND IX, LTD.
                              (A LIMITED PARTNERSHIP)

                              STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   (Unaudited)


                                       Quarter                              Year to Date
                                1996              1995                1996              1995


INCOME
Rental income              $   123,575      $    123,575        $     247,150      $   247,150

TOTAL INCOME                   123,575           123,575              247,150          247,150


EXPENSES

Administrative expenses          4,050             5,700                8,100           11,400
Accounting fees                  1,517             2,831                6,410            6,381
Amortization                    40,429            40,429               80,858           80,858
Depreciation                    23,384            23,384               46,768           46,768
Filing fees                          0                 0                  250              250
Legal and professional fees      2,464             3,562                4,074            5,316
Other                            1,054                78                1,153              219

TOTAL EXPENSES                  72,898            75,984              147,613          151,192


INCOME FROM OPERATIONS          50,677            47,591               99,537           95,958

OTHER INCOME
Interest income                  1,401             1,842                2,753            3,903

TOTAL OTHER INCOME               1,401             1,842                2,753            3,903

NET INCOME                 $    52,078      $     49,433        $     102,290      $    99,861


ALLOCATION OF NET INCOME

General partners           $       521      $        494        $       1,023      $       998
Limited partners                51,557            48,939              101,267           98,863

                           $    52,078      $     49,433        $     102,290      $    99,861


NET INCOME PER UNIT        $      9.66      $       9.17        $       18.98      $     18.52


UNITS OUTSTANDING              5,390.5           5,390.5              5,390.5          5,390.5



See Notes to Financial Statements.



                     AAA NET REALTY FUND IX, LTD.
                       (A LIMITED PARTNERSHIP)

                  STATEMENT OF PARTNERSHIP EQUITY
              FOR THE SIX MONTHS ENDED JUNE 30, 1996
                          (Unaudited)


                                       GENERAL              LIMITED
                                       PARTNERS             PARTNERS              TOTAL

PARTNERSHIP EQUITY (DEFICIT) AT
  DECEMBER 31, 1995                 $    (4,588)         $ 4,347,953          $ 4,343,365

DISTRIBUTIONS                              (750)            (114,548)            (115,298)

NET INCOME                                  502               49,710               50,212

PARTNERSHIP EQUITY (DEFICIT) AT
  MARCH 31, 1996                         (4,836)           4,283,115            4,278,279

DISTRIBUTIONS                              (750)            (114,548)            (115,298)

NET INCOME                                  521               51,557               52,078

PARTNERSHIP EQUITY (DEFICIT) AT
  JUNE 30, 1996                     $    (5,065)         $ 4,220,124          $ 4,215,059




See Notes to Financial Statements.




                     AAA NET REALTY FUND IX, LTD.
                       (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                             (Unaudited)


                                                        Quarter                           Year to Date
                                                  1996            1995              1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                    $   52,078      $   49,433        $  102,290      $   99,861

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                    40,429          40,429            80,858          80,858
  Depreciation                                    23,384          23,384            46,768          46,768
  Increase in accounts receivable                   (404)              0              (404)              0
  Increase (decrease) in accounts payable        (17,373)          1,555            (3,519)         (2,649)

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                            98,114         114,801           225,993         224,838


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                                   (115,298)       (115,298)         (230,596)       (230,596)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                    (115,298)       (115,298)         (230,596)       (230,596)


NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                           (17,184)           (497)           (4,603)         (5,758)

CASH and CASH EQUIVALENTS
  at Beginning of Period                         193,940         172,050           181,359         177,311

CASH and CASH EQUIVALENTS
  at End of Period                            $  176,756      $  171,553        $  176,756      $  171,553



See Notes to Financial Statements.



                    AAA NET REALTY FUND IX, LTD.
                      ( A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (Unaudited)

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1996 and June 30, 1995.

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

3.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,050 and $8,100 was incurred and paid to AAA for the three and six months ended June 30, 1996, respectively and $5,700 and $11,400 was paid for the three and six months ended June 30, 1995, respectively.

4.  MAJOR LESSEES

    The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1996 and June 30, 1995:


                                         Quarter               Year to Date
                                     1996       1995         1996       1995

    Foodmaker, Inc.                  $15,934    $15,934      $31,868    $31,868
    Tandy Corporation                $41,211    $41,211      $82,422    $82,422
    Payless Shoe Source              $18,500    $18,500      $37,000    $37,000
    Golden Corral Corporation        $47,930    $47,930      $95,860    $95,860



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

RESULTS OF OPERATION

For the three months ended June 30, 1996, revenues totaled $124,976 which was comprised of $123,575 of rental income and $1,401 of interest income. Rental income remained unchanged from the rental income recorded in the second quarter of 1995. Interest income declined slightly as a result of the decline in interest rates over those of the second quarter of 1995. Expenses declined by $3,086 primarily from reductions in administrative fees paid to an affiliate of the general partner, accounting fees, and legal and professional fees. The Partnership recorded net income for the second quarter of 1996 of $52,078 as compared to net income of $49,433 for the second quarter of 1995.

For the six months ended June 30, 1996, revenues totaled $249,903 which was comprised of $247,150 of rental income and $2,753 of interest income. Rental income remained unchanged from the rental income recorded in the same period in 1995. Interest income declined slightly as a result of the decline in interest rates over those of the first six months of 1995. Expenses declined by $3,579 primarily from reductions in administrative fees paid to an affiliate of the general partner and legal and professional fees. The Partnership recorded net income for the first six months of 1996 of $102,290 as compared to net income of $99,861 for the first six months of 1995.

For the three months ended June 30, 1995, revenues totaled $125,417 which was comprised of $123,575 of rental income and $ 1,842 of interest income. The Partnership's total revenue increased $1,935 over the three months ended June 30, 1994 as a result of an increase in the rental income from one property and an increase in interest income. Expenses increased by $3,556 primarily from increases in accounting fees and legal and professional fees. The Partnership recorded a corresponding decrease in net income for this period from $51,054 to $49,433.

For the six months ended June 30, 1995, revenues totaled $251,053 which was comprised of $247,150 of rental income and $3,903 of interest income. The Partnership's total revenue increased $4,299 over the six months ended June 30, 1994 as a result of an increase in the rental income from one property and an increase in interest income. Expenses increased by $2,616 primarily from increases in legal and professional fees. The Partnership recorded a corresponding increase in net income for this period from $98,178 to $99,861.




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


                                AAA Net Realty Fund IX, Ltd.
                                (Registrant)


August 14, 1996                 H. Kerr Taylor
Date                            H. Kerr Taylor, President of General Partner




August 14, 1996                 H. Kerr Taylor
Date                            H. Kerr Taylor, Chief Financial Officer of
                                General Partner