Form 10-Q
period 1996-09-30
AAA NET REALTY FUND IX LTD
filed 1996-11-14
CIK 860754

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

                                  BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                          SEPTEMBER 30,           DECEMBER 31,
                                                              1996                    1995
                                                           (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                                 $      184,717          $      181,359

ACCOUNTS RECEIVABLE                                              1,050                   1,050

PROPERTY:
  Land                                                       1,490,494               1,490,494
  Building                                                   2,946,375               2,946,375
                                                             4,436,869               4,436,869
  Accumulated depreciation                                    (429,646)               (359,494)

  TOTAL PROPERTY                                             4,007,223               4,077,375

OTHER  ASSETS:
  Organization costs, net of accumulated amortization
    of $242,576 and $211,352, respectively                                              31,223
  Syndication costs, net of accumulated amortization
    of $566,002 and $493,157, respectively                                              72,845

  TOTAL OTHER ASSETS                                                                   104,068

TOTAL ASSETS                                                 4,192,990               4,363,852

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                                21,032                  20,487

TOTAL LIABILITIES                                               21,032                  20,487

PARTNERSHIP EQUITY
General partners                                                (5,093)                 (4,588)
Limited partners                                             4,177,051               4,347,953

TOTAL PARTNERSHIP EQUITY                                     4,171,958               4,343,365

TOTAL LIABILITIES & PARTNERSHIP EQUITY                  $    4,192,990          $    4,363,852

LIMITED PARTNERSHIP UNITS OUTSTANDING                          5,390.5                 5,390.5



See Notes to Financial Statements.
                                         2


                            AAA NET REALTY FUND IX, LTD.
                              (A LIMITED PARTNERSHIP)

                              STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                     (Unaudited)


                                              Quarter                       Year to Date
                                       1996           1995              1996          1995

INCOME

Rental income                    $  123,575    $   123,575      $    370,724    $  370,724

TOTAL INCOME                        123,575        123,575           370,724       370,724


EXPENSES

Administrative expenses               4,050          5,700            12,150        17,100
Accounting fees                         400            750             6,810         7,131
Amortization                         23,211         40,429           104,069       121,286
Depreciation                         23,384         23,384            70,152        70,152
Filing fees                                                              250           250
Legal and professional fees           1,292          1,536             5,366         6,852
Other                                    53             16             1,205           235

TOTAL EXPENSES                       52,390         71,815           200,002       223,006


INCOME FROM OPERATIONS               71,185         51,760           170,722       147,718

OTHER INCOME
Interest income                       1,012          1,264             3,765         5,168

TOTAL OTHER INCOME                    1,012          1,264             3,765         5,168

NET INCOME                       $   72,197    $    53,024      $    174,487    $  152,886


ALLOCATION OF NET INCOME

General partners                 $      722    $       530      $      1,745    $    1,529
Limited partners                     71,475         52,494           172,742       151,357

                                 $   72,197    $    53,024      $    174,487    $  152,886


NET INCOME PER UNIT              $    13.39    $      9.84      $      32.37    $    28.36


UNITS OUTSTANDING                   5,390.5        5,390.5           5,390.5       5,390.5



See Notes to Financial Statements.
                                         3



                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERSHIP EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


                                         GENERAL          LIMITED
                                         PARTNERS         PARTNERS           TOTAL

PARTNERSHIP EQUITY (DEFICIT) AT
  DECEMBER 31, 1995                   $    (4,588)    $   4,347,953     $   4,343,365

DISTRIBUTIONS                                (750)         (114,548)         (115,298)

NET INCOME                                    502            49,710            50,212

PARTNERSHIP EQUITY (DEFICIT) AT
  MARCH 31, 1996                           (4,836)        4,283,115         4,278,279

DISTRIBUTIONS                                (750)         (114,548)         (115,298)

NET INCOME                                    521            51,557            52,078

PARTNERSHIP EQUITY (DEFICIT) AT
  JUNE 30, 1996                            (5,065)        4,220,124         4,215,059

DISTRIBUTIONS                                (750)         (114,548)         (115,298)

NET INCOME                                    722            71,475            72,197

PARTNERSHIP EQUITY (DEFICIT) AT
  SEPTEMBER 30, 1996                  $    (5,093)    $   4,177,051     $   4,171,958



See Notes to Financial Statements.


                                        4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                   (Unaudited)



                                                                Quarter                   Year to Date
                                                          1996          1995             1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $    72,197   $    53,024      $   174,487   $   152,886

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                          23,211        40,429          104,069       121,286
  Depreciation                                          23,384        23,384           70,152        70,152
  Decrease (increase) in accounts receivable               404        (2,150)                        (2,150)
  Increase in accounts payable                           4,063         3,323              544           674

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                                 123,259       118,010          349,252       342,848


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                                         (115,298)     (115,298)        (345,894)     (345,894)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                          (115,298)     (115,298)        (345,894)     (345,894)


NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                                   7,961         2,712            3,358        (3,046)

CASH and CASH EQUIVALENTS
  at Beginning of Period                               176,756       171,553          181,359       177,311

CASH and CASH EQUIVALENTS
  at End of Period                                 $   184,717   $   174,265      $   184,717   $   174,265


See Notes to Financial Statements.




                       AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                (Unaudited)

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1996 and September 30, 1995.

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

3.     RELATED PARTY TRANSACTIONS

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,050 and $12,150 was incurred and paid to AAA for the three and nine months ended September 30, 1996, respectively and $5,700 and $17,100 was paid for the three and nine months ended September 30, 1995, respectively.

4.     MAJOR LESSEES

       The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1996 and September 30, 1995:

                                       Quarter           Year to Date
                                   1996       1995      1996      1995

     Foodmaker, Inc.              $15,934   $15,934   $47,801   $47,801
     Tandy Corporation             41,211    41,211   123,633   123,633
     Payless Shoe Source           18,500    18,500    55,500    55,500
     Golden Corral Corporation     47,930    47,930   143,790   143,790

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

RESULTS OF OPERATION

For the three months ended September 30, 1996, revenues totaled $124,587 which was comprised of $123,575 of rental income and $1,012 of interest income. Rental income remained essentially unchanged from the rental income recorded in the third quarter of 1995. Interest income declined slightly as a result of the decline in interest rates over those of the third quarter of 1995. Expenses declined by $19,425 primarily from reductions in administrative fees paid to an affiliate of the general partner and amortization expenses. The Partnership recorded net income for the third quarter of 1996 of $72,197 as compared to net income of $53,024 for the third quarter of 1995.

For the nine months ended September 30, 1996, revenues totaled $374,489 which was comprised of $370,724 of rental income and $3,765 of interest income. Rental income remained unchanged from the rental income recorded in the same period in 1995. Interest income declined slightly as a result of the decline in interest rates over those of the first nine months of 1995. Expenses declined by $23,004 primarily from reductions in administrative fees paid to an affiliate of the general partner and amortization expenses. The Partnership recorded net income for the first nine months of 1996 of $174,487 as compared to net income of $152,886 for the first nine months of 1995.

For the three months ended September 30, 1995, revenues totaled $124,839 which was comprised of $123,575 of rental income and $1,264 of interest income. The Partnership's total revenue increased $295 over the three months ended September 30, 1994 as a result of an increase in the rental income from one property and an increase in interest income. Expenses decreased by $884 primarily from a one-time property expense that was incurred in 1994. The Partnership recorded a corresponding increase in net income for this period from $51,845 to $53,024.

For the nine months ended September 30, 1995, revenues totaled $375,892 which was comprised of $370,724 of rental income and $5,168 of interest income. The Partnership's total revenue increased $4,595 over the nine months ended September 30, 1994 as a result of an increase in the rental income from one property and an increase in interest income. Expenses increased by $1,732 primarily from increases in legal and professional fees. The Partnership recorded a corresponding increase in net income for this period from $150,023 to $152,886.

                        PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

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



                             AAA Net Realty Fund IX, Ltd.
                             (Registrant)


November 14, 1996            H. Kerr Taylor
Date                         H. Kerr Taylor, President of
                             General Partner





November 14, 1996            H. Kerr Taylor
Date                         H. Kerr Taylor, Chief Financial
                             Officer of General Partner