Form 10-K
period 1996-12-31
AAA NET REALTY FUND IX LTD
filed 1997-03-27
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

           For the fiscal year ended December 31, 1996

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]


                  Commission File No.  33-33504

                   AAA NET REALTY FUND IX, LTD.
      (Exact name of registrant as specified in its charter)

     Nebraska                                               76-0318157
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                          Identification No.)

8 Greenway Plaza, Suite 824
Houston, Texas                                                 77046
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (713) 850-1400.

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of Registrant dated June 6, 1990,
(included in Registration Statement No. 33-33504 of Registrant) are incorporated by reference into Part III.

                              PART I

Item 1.  Business

AAA Net Realty Fund IX, Ltd. (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership was organized to acquire existing real estate income-producing properties as well as land upon which such income-producing properties are to be constructed (the "properties"), to be leased to corporations. The properties will not be leased to franchisees of such corporations (unless a tenant corporation was to fail and in such event a release may involve a franchisee lessee). American Asset Advisers Management Corporation IX (a Nebraska corporation) is the Managing General Partner and H. Kerr Taylor is the Individual General Partner.

Commencing June 6, 1990, the Registrant offered through Securities America, Inc., up to 15,000 Units of limited partnership interest (the "Units") at $1,000 per Unit with a minimum purchase of 5 Units ($5,000) or 2 Units ($2,000) for an Individual Retirement Account. At the termination of the offering on June 5, 1992, subscriptions had been received for 5,390.5 Units ($5,390,500). Limited partners are not required to make any additional capital contributions.

The Units were registered under the Securities Act of 1933 on Registration Statement No. 33-33504 (the "Registration Statement").

The Partnership acquired three properties in 1991, a fourth property in 1992 and a fifth property in 1993 at a total price of $4,436,869 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40,000,000.

All of the Partnership's business is generated from real estate operations; therefore, presentation of industry segment information is not applicable. Each property is leased to a single tenant. Three of the Partnership's five properties each contributed 15% or more of the total rental income for 1996, 1995 and 1994. A breakdown of rental income by tenant is included in Note 5 to the financial statements.

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and
Results of Operations included in Item 7 of this Form 10-K.

The Objectives of the Partnership are:

 (1) to preserve and protect the limited partners' original capital contributions by the free and clear "all cash" acquisition of income-producing improved real estate properties;

 (2) to utilize initial limited partner equity to purchase income-producing properties at prices that are below appraised values;

 (3) to obtain capital appreciation through increases in the value of the Partnership's properties;

 (4) to provide the limited partners with quarterly cash distributions;

 (5) to realize certain limited tax benefits, principally through depreciation deductions so that taxable income of the Partnership will be offset to some extent by deductible items, with the result that investors may receive distributions generated from the Partnership's operation with a reduced income tax liability associated with the distribution of income.

There can be no assurance that such objectives can be attained. It is not an objective of the Partnership to shelter taxable income of investors that is derived from sources other than the Partnership.

Properties

As of December 31, 1996, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee.

Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to eighteen years. Two of the leases also provide for one to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental rates range from $8,723 to $182,994. Four of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1996, three of the Partnership's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                           Golden Corral     Foodmaker        Tandy
                          Corporation (1)       Inc.       Corporation

Lease Term                    15 Years       15 Years        10 Years
Expiration Date of
 Primary Term              December 2007     May 2002      September 2001
Renewal Options                 N/A            N/A       1 Term of 5 Years
Square Footage of
 Improvements                 12,000           4,000          15,000
Base Annual Rental        $  182,994      $   74,000       $ 164,844

(1) The Partnership owns two properties on lease to Golden Corral
Corporation, one directly and one through a joint venture.
Information included herein pertains only to the property owned
100% by the Partnership.

All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant. Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses which the tenants may sustain.

Property Management

Each property is managed by American Asset Advisers Realty Corporation ("AAA"), an affiliate of the Managing General Partner and not by unaffiliated third parties. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative expenses at cost. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

Financing - Borrowing Policies - No Leverage

The General Partners expect that the Partnership will incur no indebtedness in connection with the operation of the properties. However, in the exercise of their fiduciary duties the General Partners may elect to borrow funds on behalf of the Partnership, but only if necessary in their judgment to avoid what would otherwise be substantial adverse consequences to the Partnership. All properties were acquired on a debt-free basis.

The Partnership will not issue any senior securities nor will it invest net proceeds of this offering in junior mortgages, junior deeds of trust or similar obligations.

Sale of Properties

The General Partners expect that most of the properties will be sold eight to twelve years after acquisition. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of performance of the property and market conditions and will depend, in part, on the economic benefits of continued ownership. In deciding whether to sell properties, the General Partners will consider factors such as potential capital appreciation, cash flow and federal income tax consequences. The General Partners or their affiliates anticipate performing various substantial real estate brokerage functions in connection with the sale of properties by the Partnership. The Partnership will not purchase or lease any property from, or sell or lease any property to, the General Partners or their affiliates.

In connection with the sale of a property owned by the Partnership, purchase money obligations secured by mortgages may be taken as partial payment. The terms of payment to the Partnership will be affected by custom in the area in which the property being sold is located and the then prevailing economic conditions. To the extent the Partnership receives notes and property other than cash on sales, such proceeds will not be included in net proceeds of sale until and to the extent the notes or other property are actually collected, sold, refinanced or otherwise liquidated. Therefore, the distribution to the partners of the proceeds of a sale may be delayed until the note or other property is collected at maturity, sold, refinanced or otherwise converted to cash. The Partnership may receive payments (cash and other property) in the year of sale in an amount less than the full sales price and subsequent payments may be spread over several years. The entire balance of the principal may be a balloon payment due at maturity. For federal income tax purposes, unless the Partnership elects otherwise, it will report the gain on such sale ratably as principal payments are received under the installment method of accounting.

Competitive Conditions

The properties owned by the Partnership are leased to fast food and family style restaurants or retail businesses. These businesses face competition from similar establishments within the surrounding areas.

At the time a property is sold or otherwise disposed of, the Partnership will be in competition with others who are also seeking buyers for their properties.

Employees

The overall management decisions of the Partnership are made by the Managing General Partner, American Asset Advisers Management
Corporation IX, who delegates certain day-to-day functions to the officers of AAA, consultants, and employees of AAA. The
Partnership itself has no employees.

Item 2.  Properties

As of March 25, 1997, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are operated as retail stores and restaurants.

Land - The Partnership's property sites range from approximately 34,000 to 60,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are all single tenant and generally rectangular. They are positioned for good exposure to traffic flows and constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,300 to 15,000 square feet. Buildings are suitable for possible conversion to other uses, although modifications may be required prior to use for other operations. There are no plans for renovations or improvements.

Leases - Tenants are companies whose net worth exceed a minimum of $40,000,000. Tenants are diversified by business type and are represented by the following types of businesses: consumer electronics, retail clothing and accessories, full service restaurants and fast food restaurants.

Geographic Location - The properties are located within major metropolitan areas (S.M.S.A.) with populations that exceed 250,000.

A total of $4,436,869 has been invested in properties as of December 31, 1996, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties, including acquisition fees and certain acquisition expenses, is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-K.

Item 3.  Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

As of March 25, 1997, 327 limited partners had subscribed for 5,390.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1996 and 1995, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $458,462 and $458,193, respectively and to the General Partners
(GPs) in the amount of $3,000 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership. A summary of the distributions by quarter is as follows:

 Quarter              1996                           1995
 Ended            GPs        LPs                GPs         LPs
 March 31         $   750    $ 114,548          $   750     $ 114,548
 June 30          $   750    $ 114,548          $   750     $ 114,548
 September 30     $   750    $ 114,548          $   750     $ 114,548
 December 31      $   750    $ 114,818          $   750     $ 114,549

The Partnership intends to continue the payment of regular quarterly distributions. There are currently no material legal restrictions that would limit the Partnership's ability to pay distributions.

Item 6.  Selected Financial Data
                              1996          1995             1994             1993         1992
Year Ended December 31:
 Operating revenues      $   494,299    $   494,299     $   492,608      $   488,224    $   315,563

 Net income              $   270,175    $   205,721     $   203,515      $   199,833    $   107,169

 Net income per Unit     $     50.12    $     38.16     $     37.75      $     37.07    $       (1)

 Cash distributions per
  Limited Partnership
   Unit                  $     85.05    $     85.00     $     84.00      $     83.00    $       (1)

 Total assets            $ 4,165,031    $ 4,363,852     $ 4,615,056      $ 4,851,124    $ 5,109,808

 Long-term obligations   $         0    $         0     $         0      $         0    $         0

<F1>
(1) The offering period for the Partnership terminated June 5, 1992. Distributions and net income for 1992 were based upon the dates at which limited partners were admitted to the Partnership. Consequently, net income per Unit and cash distributions per Unit are not included in this table as this information is not meaningful.

Item 7. Management's Discussion and Analysis of the Partnership's Financial Condition and Results of Operations.

The Partnership was organized on February 1, 1990, to acquire, on a debt-free basis, existing and newly constructed commercial properties located in the continental United States and particularly in the Southwest, to lease these properties to tenants under generally "triple net" leases, to hold the properties with the expectation of equity appreciation and eventually to sell the properties.

The Partnership's overall investment objectives are to acquire properties that offer investors the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.

LIQUIDITY AND CAPITAL RESOURCES

On June 6, 1990, the Partnership commenced an offering to the public of up to $15,000,000 (15,000 Units) of limited partnership interests. The proceeds of the offering, lease income from the Partnership's properties and interest income are the Partnership's source of capital. The Partnership closed its offering on June 5, 1992, having raised $5,390,500. Limited partners are not required to make any additional capital contributions.

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General
Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses.
Since the leases generally have initial or remaining terms of at least 10 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. Approximately $145,000 has been set aside for working capital reserves. Because of the low operating expenses and ongoing cash flow, the General Partners do not believe that other working capital reserves are necessary at this time. Because all leases of the Partnership's properties are on a net-lease basis, it is not anticipated that a large reserve for maintenance and repairs will be necessary. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 1996, the Partnership had acquired five properties and had invested $4,436,869 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1996, 1995 and 1994, distributing a total of $458,462, $458,193 and $452,802 to the limited partners, respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1996, and 1995:

Rental income remained unchanged from 1995. Interest income declined from $6,417 in 1995 to $5,303 in 1996 as a result of the decline in interest rates. Expenses declined by $65,568 primarily from reductions in administrative fees paid to an affiliate of the general partner and amortization expenses. The Partnership recorded net income in 1996 of $270,175 as compared to $205,721 in 1995. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 1996.

Years Ended December 31, 1995, and 1994:

Rental income increased slightly in 1995 from $492,608 to $494,299 from an increase in the rental income received on one property. Interest income increased from $3,754 to $6,417 as the result of the investment of Partnership funds in higher yielding instruments. Net income for 1995 increased from $203,515 to $205,721. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 1995.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted in Item 14(a) of this report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 46, is the Individual General Partner of the Partnership. Mr. Taylor has been an attorney since 1979, has earned an M.B.A. at Southern Methodist University, is a real estate broker and has over a decade of experience as a specialist in acquiring and operating income-producing real properties. He has been involved in the development, analysis, marketing and management of private investment programs investing in properties since 1975. Mr. Taylor is the president, the sole director and sole shareholder of American Asset Advisers Realty Corporation ("AAA"), a real estate operating company he founded in 1988. Mr. Taylor has served in this capacity since the company's formation.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the National Board of Realtors, Texas Association of Realtors and Texas Bar Association and a former member of the American Bar Association. Mr. Taylor holds the Series 7, 22, 24, 39, and 63 securities licenses.

American Asset Advisers Management Corporation IX is a Nebraska corporation which was organized for the sole purpose of acting as the Managing General Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation IX are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation. Mr. Taylor's ownership interest is 65% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 35%.
Realty Assets, Inc. received its 35% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organization and offering costs relating to this offering.

The President and Treasurer of the Managing General Partner is Mr. Taylor who is also a Director. Stephen K. Wild, a resident of Omaha, Nebraska, has been named Vice President, Secretary and a Director of the Managing General Partner. Messrs. Taylor and Wild are the two Directors of the Managing General Partner.

Mr. Wild, age 47, is the Chairman and President of Securities America, Inc., a registered broker/dealer, which was also the dealer/manager of the Partnership during the offering period. Mr. Wild has served as the Chairman of the Board of Securities America, Inc. since 1984 and also as its President since February 1991. Mr. Wild has also been the Chairman and President of Financial Dynamics, Inc., the holding company for Securities America, Inc. and certain other financial service companies since September 1985. Realty Assets, Inc., which owns 35 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager. Realty Assets, Inc. is controlled by Mr. Wild.

The affairs of the Partnership are conducted by AAA. In addition to Mr. Taylor as president, other officers of AAA include:

Joe Mayer, age 41, is the Chief Operating Officer of AAA. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky.

L. Larry Mangum, age 32, serves as Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over 9 years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

Other individuals who are specialists in their respective fields are periodically employed by AAA and are engaged on an as-needed basis to perform services on behalf of the Partnership or the Managing General Partner or both. These individuals are not employees of the Partnership or the Managing General Partner nor are they employees of other AAA-sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Phil P. Moss, age 66, is the Executive Vice President of AAA. Mr. Moss has been involved as a real estate investor in owning, operating and managing shopping centers, office buildings, apartment projects, retail outlets and various other properties for over 26 years. Specifically in his capacity with AAA, Mr. Moss has been involved in leasing and property acquisitions for various companies since 1988. He received his B.B.A. degree from and did graduate work at the University of Texas. He is a retired Major in the United States Air Force.

Jane Costello, age 40, is a certified public accountant and is responsible for the tax accounting related to the Taylor-sponsored partnerships and their properties. She has over 17 years experience as an accountant including over 4 years with a national public accounting firm and the last seven years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16A-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act") during its most recent fiscal year and Form 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the Individual or Managing General Partners of Registrant or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11.  Executive Compensation

Other than as discussed in Item 13, neither the Individual General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Registrant. The Individual General Partner and his affiliates received fees and reimbursements of expenses from the Partnership as discussed in
Note 7 in the accompanying financial statements.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 13.  Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal years ended December 31, 1996, 1995 and 1994 of $3,000, $3,000 and $3,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS and COMPENSATION TO GENERAL PARTNERS AND AFFILIATES.

The Registrant has entered into arrangements with AAA pursuant to which AAA has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. AAA is reimbursed for its actual costs associated with performing the foregoing services, but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $16,200, $22,196 and $24,000 was paid
to AAA in 1996, 1995 and 1994, respectively.   See Note 7 of the
Financial Statements.

Mr. Taylor, President of AAA, receives compensation from AAA for services performed for AAA, which may include services rendered in connection with the Registrant. However, the Managing General Partner believes that any compensation relating to such services is not material.

                             PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(a) (1)      Financial Statements

             Independent Auditors' Report
             Balance Sheets December 31, 1996 and 1995
             Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994
             Statements of Partnership Equity for the Years Ended
             December 31, 1996, 1995 and 1994
             Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994
             Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994

     (2)     Financial Statement Schedules:  See (d) below

     (3)     Exhibits:  See (c) below

(b)          Reports on Form 8-K filed after September 30, 1996:

             None

(c)          Exhibits

      3      See Exhibit 4 (a)

      4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (Incorporated by reference to Exhibit A to the Prospectus of Registrant dated October 27, 1990, contained in Registration Statement No. 33-33504 of Registrant ("the Prospectus")).

         (b)      Subscription Agreement and Signature Page
                  (Incorporated by reference to Exhibit D to the Prospectus).

      10 (a) (1)  Lease Agreement between Registrant and
                  Foodmaker, Inc., dated July 2, 1991.
                  (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10 (a) (2)  Assignment of Lease between Registrant and
                  Lads Commercial Real Estate Developers dated
                  October 4, 1991. (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10 (a) (3)  Assignment of Rents and Leases between
                  Registrant and Northwend Center LP dated
                  November 8, 1991.    (Incorporated by
                  reference to the exhibit filed with the
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10 (a) (4)  Lease Agreement between Registrant and Golden
                  Corral Corporation dated July 14, 1992.
                  (Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10 (a) (5)  Joint Venture Agreement between Registrant and
                  AAA Net Realty Fund X, Ltd. dated March 15,
                  1993. {Incorporated by reference to the
                  exhibit filed with the (Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994.)

      27          Financial Data Schedule

(d)               Financial Statement Schedules

                  Schedule III - Real Estate Owned and Accumulated Depreciation

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AAA Net Realty Fund IX, Ltd.


March 25, 1997                        /s/ H. Kerr Taylor
Date                                  H. Kerr Taylor, Individual General Partner


                                      American Asset Advisers Management
                                       Corporation IX, Managing General Partner


March 25, 1997                         By /s/ H. Kerr Taylor
Date                                   H. Kerr Taylor
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



March 25, 1997                         /s/ H. Kerr Taylor
Date                                   H. Kerr Taylor
                                       President (Chief Executive Officer and
                                       Chief Financial Officer) and Director


March 25, 1997                         /s/ Stephen K. Wild
Date                                   Stephen K. Wild, Director


March 25, 1997                         /s/ L. Larry Mangum
Date                                   L. Larry Mangum (Principal Accounting
                                       Officer)

                   ANNUAL REPORT ON FORM 10-K
              ITEMS 8, 14 (a)(1) AND (2) AND 14(d)


                       FINANCIAL STATEMENTS

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                 AND FINANCIAL STATEMENT SCHEDULE

               FOR THE YEAR ENDED DECEMBER 31, 1996




                  AAA NET REALTY FUND IX, LTD.

                   AAA NET REALTY FUND IX, LTD.
                  INDEX TO FINANCIAL STATEMENTS






                                                                  Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                       F-3
Balance Sheets, December 31, 1996 and 1995                         F-4
Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                                F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 1996, 1995 and 1994            F-6
Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                F-7
Notes to Financial Statements for the Years Ended
   December 31, 1996, 1995 and 1994                        F-8 to F-11



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated
Depreciation for the Year Ended December 31, 1996                 F-12


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheets of AAA Net Realty Fund IX, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partnership equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index. These financial statements and the Financial Statement Schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1997


                  AAA NET REALTY FUND IX, LTD.
                    (A LIMITED PARTNERSHIP)

                         BALANCE SHEETS
                   December 31, 1996 AND 1995

                                             1996                 1995

ASSETS
CASH AND CASH EQUIVALENTS               $   180,142          $   181,359

ACCOUNTS RECEIVABLE                           1,050                1,050

PROPERTY:
  Land                                    1,490,494            1,490,494
  Building                                2,946,375            2,946,375
                                          4,436,869            4,436,869
  Accumulated depreciation                 (453,030)            (359,494)

  NET PROPERTY                            3,983,839            4,077,375

OTHER ASSETS:
  Organization costs, net of accumulated
   amortization of $242,575 and $211,352,
    respectively                                  -               31,223
  Syndication costs, net of accumulated
   amortization of $566,003 and $493,157,
    respectively                                  -               72,845

  TOTAL OTHER ASSETS                              -              104,068

  TOTAL ASSETS                          $ 4,165,031          $ 4,363,852

LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
Accounts payable                        $    12,953          $    20,487

  TOTAL LIABILITIES                          12,953               20,487

PARTNERSHIP EQUITY (DEFICIT):
  General partners                           (4,886)              (4,588)
  Limited partners                        4,156,964            4,347,953
  TOTAL PARTNERSHIP EQUITY                4,152,078            4,343,365

  TOTAL LIABILITIES AND PARTNERSHIP
   EQUITY                               $ 4,165,031          $ 4,363,852

See Notes to Financial Statements

                   AAA NET REALTY FUND IX, LTD.
                     (A LIMITED PARTNERSHIP)

                     STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 1996             1995             1994
REVENUES
  Rental income             $  494,299       $  494,299        $  492,608

  TOTAL REVENUES               494,299          494,299           492,608

EXPENSES
  Administrative expenses       16,200           22,196            24,000
  Accounting fees                7,410            7,781             7,800
  Legal & professional fees      6,727            9,282             2,755
  Other                          1,485              485             3,042
  Amortization                 104,069          161,715           161,715
  Depreciation                  93,536           93,536            93,535

  TOTAL EXPENSES               229,427          294,995           292,847

INCOME FROM OPERATIONS         264,872          199,304           199,761

OTHER INCOME
  Interest income                5,303            6,417             3,754

  TOTAL OTHER INCOME             5,303            6,417             3,754

NET INCOME                  $  270,175       $  205,721        $  203,515

ALLOCATION OF NET INCOME:
  General partners          $    2,702       $    2,057        $    2,035
  Limited partners             267,473          203,664           201,480

                            $  270,175       $  205,721        $  203,515

NET INCOME PER UNIT         $    50.12       $    38.16        $    37.75

UNITS OUTSTANDING              5,390.5          5,390.5           5,390.5


See Notes to Financial Statements

                   AAA NET REALTY FUND IX, LTD.
                     (A LIMITED PARTNERSHIP)

            STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                   General        Limited
                                   Partners       Partners           Total


PARTNERSHIP EQUITY (DEFICIT)
    December 31, 1993              $  (2,680)    $4,853,804     $4,851,124

DISTRIBUTIONS ($84.00 per Limited
               Partnership Unit)      (3,000)      (452,802)      (455,802)

NET INCOME                             2,035        201,480        203,515

PARTNERSHIP EQUITY (DEFICIT)
    December 31, 1994                 (3,645)     4,602,482      4,598,837

DISTRIBUTIONS ($85.00 per Limited
               Partnership Unit)      (3,000)      (458,193)      (461,193)

NET INCOME                             2,057        203,664        205,721

PARTNERSHIP EQUITY (DEFICIT)
    December 31, 1995                 (4,588)     4,347,953      4,343,365

DISTRIBUTIONS ($85.05 per Limited
               Partnership Unit)      (3,000)      (458,462)      (461,462)

NET INCOME                             2,702        267,473        270,175

PARTNERSHIP EQUITY (DEFICIT)
    December 31, 1996              $  (4,886)    $4,156,964     $4,152,078


See Notes to Financial Statements

                   AAA NET REALTY FUND IX, LTD.
                     (A LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $ 270,175     $  205,721    $  203,515

Adjustments to reconcile net income
  to cash flows from operating
   activities:

  Depreciation                            93,536         93,536        93,535
  Amortization                           104,069        161,716       161,715
  Decrease in accounts receivable              -              -        12,370
  Increase (decrease) in accounts
   payable                                (7,535)         4,268        16,219


NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                   460,245        465,241       487,354

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                           (461,462)      (461,193)     (455,802)

NET CASH FLOW USED IN
  FINANCING ACTIVITIES                  (461,462)      (461,193)     (455,802)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   (1,217)         4,048        31,552

CASH AND CASH EQUIVALENTS,
  Beginning of year                      181,359        177,311       145,759

CASH AND CASH EQUIVALENTS,
  End of year                          $ 180,142      $ 181,359     $ 177,311


See Notes to Financial Statements

                  AAA NET REALTY FUND IX, LTD.
                    (A LIMITED PARTNERSHIP)
                 NOTES TO FINANCIAL STATEMENTS
      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

   AAA Net Realty Fund IX, Ltd. (the "Partnership") is a limited partnership formed February 1, 1990, under the laws of the State of Nebraska. The Partnership commenced operations as of June 6, 1990. American Asset Advisers Management Corporation IX (a Nebraska corporation) is the Managing General Partner and
   H. Kerr Taylor is the Individual General Partner. The offering period for subscriptions terminated June 5, 1992, with a total of 5,390.5 Units having been subscribed at an offering price of $1,000 per Unit.

   The Partnership was formed to acquire commercial properties for cash. The Partnership will own, lease, operate, manage and eventually sell the properties. The supervision of the operations of the properties is managed by American Asset
   Advisers Realty Corporation ("AAA"), a related party.

   BASIS OF ACCOUNTING

   The financial records of the Partnership are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

   CASH AND CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

   PROPERTY

   Property is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating lease method under which the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property.

   The Partnership's lease agreements do not provide for contingent rentals.

   The Partnership obtains an appraisal on each property prior to a property's acquisition and also performs an annual valuation update to evaluate potential impairment for each property for which an appraisal is older than twelve months. This valuation is based on capitalization of income for each property, a review of current market conditions and any significant events or factors which would indicate a potential impairment to the value of a property.

   DEPRECIATION

   Buildings are depreciated using the straight-line method over an estimated useful life of 31.5 years.

   ORGANIZATION COSTS

   Organization costs incurred in the raising of capital through the sale of partnership Units are amortized on a straight-line basis over five years.

   SYNDICATION COSTS

   Syndication costs incurred in the raising of capital through the sale of partnership Units are amortized on a straight-line basis over five years.

   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

   No cash was paid for income taxes or interest during 1996, 1995 or 1994.

   FEDERAL INCOME TAXES

   All income and expense items flow through to the partners for tax purposes. Consequently, no provisions for federal or state income taxes is provided in the accompanying financial statements.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of financial instruments, consisting of cash, cash equivalents, accounts receivable and liabilities approximate their fair value.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PARTNERSHIP EQUITY

   The Managing General Partner, American Asset Advisers Management Corporation IX, and the Individual General Partner,
   H. Kerr Taylor, have made capital contributions in the amounts of $990 and $10, respectively. All other contributions have been made by the limited partners. The General Partners shall not be obligated to make any other contributions to the capital of the Partnership, except that, in the event that the General Partners have negative balances in their capital accounts after dissolution and winding up of, or withdrawal from, the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1.01% of the total capital contributions of the limited partners over the amount previously contributed by the General Partners.

3. ALLOCATIONS AND DISTRIBUTIONS

   All income, profits, gains and losses of the Partnership for each fiscal year, other than any gain or loss realized upon the sale, exchange or other disposition of any of the Partnership properties, shall be allocated as follows:
   (a) net loss shall be allocated 99% to the limited partners, .99% to the Managing General Partner and .01% to the Individual General Partner; and (b) net income will be allocated first in the ratio, and to the extent, net cash flow is distributed to the partners for such year and any additional income for such year will be allocated 99% to the limited partners, 1% to the General Partners.

   For income tax purposes, the gain realized upon the sale, exchange or other disposition of any property will be allocated as follows:

   a. first, to and among the partners in an amount equal to the negative balances in their respective capital accounts (pro rata based on the relative amounts of such negative balances);

   b. then, to each limited partner until the balance in such limited partner's capital account equals the amount to be distributed to such limited partner in the first tier of the distributions of net proceeds of sale;

   c. then, to the General Partners, until the balance in their capital accounts equals the amounts to be distributed to the General Partners in the second tier of distributions of net proceeds of sale;

   d. then, 85% to the limited partners and 15% to the General
      Partners; and,

   e. thereafter, the Partners shall be allocated gain or loss in order to meet Treasury Regulation regarding qualified income offset requirements.

   Any loss on the sale, exchange, or other disposition of any property shall be allocated 99% to the limited partners and 1% to the General Partners.

4. OPERATING LEASES

   A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December
   31, 1996 are as follows:

                         1997                   $    495,299
                         1998                   $    496,299
                         1999                   $    496,299
                         2000                   $    496,299
                         2001                   $    455,085
                         2002-2009              $  1,652,994

5.  MAJOR TENANTS

    The Partnership's operations are all related to the acquisition and leasing of commercial real estate properties.
    The following schedule summarizes rental income by lessee for 1996, 1995 and 1994:

                                            1996        1995         1994
      Foodmaker (Texas)                 $  63,735    $  63,735   $  62,044
      Tandy Corporation (Tennessee)     $ 164,844    $ 164,844   $ 164,844
      Payless ShoeSource/
        WaldenBooks (Texas)             $  74,000    $  74,000   $  74,000
      Golden Corral Corporation (Texas) $ 191,720    $ 191,720   $ 191,720
         Total                          $ 494,299    $ 494,299   $ 492,608

6.  INCOME RECONCILIATION

    A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the year ended December 31:

                                   1996          1995           1994

    Net income for financial
     reporting purposes:        $ 270,175      $ 205,721      $ 203,515

    Amortization for financial
      reporting purposes not
      deductible for
      tax purposes:                72,844        113,200       113,200

    Income for tax reporting
      purposes:                 $ 343,019      $ 318,921     $ 316,715


7.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $16,200, $22,196 and $24,000 was incurred and paid to AAA in 1996, 1995 and 1994, respectively.

AAA NET REALTY FUND IX, LTD.
SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                                                     LIFE ON WHICH
                                                                                                                      DEPRECIATION
                                                                                                                       IN LATEST
 PROPERTY               ENCUM-                        IMPROVE-  COST AT CLOSE OF YEAR  ACCUMULATED  DATE OF   DATE    INCOME STMT.
 DESCRIPTION            BRANCES   BUILDING     LAND     MENTS   BUILDING     LAND      DEPRECIATION  CONST.  ACQUIRED  IS COMPUTED
 Jack in the Box,            $0   $406,805   $174,345      $0   $406,805   $174,345     $70,492      N/A     07-12-91   31.5 Years
    Texas
  McDuff's Retail Store,      $0 $1,097,725   $470,454      $0 $1,097,725   $470,454    $182,954      N/A     10-4-91    31.5 Years
    Tennessee
  Payless Shoe Source,        $0   $393,573   $168,674      $0   $393,573   $168,674     $64,310      N/A     11-07-91   31.5 Years
    Texas
  Golden Corral Restaurant,   $0   $995,048   $654,211      $0   $995,048   $654,211    $128,867      N/A     08-20-92   31.5 Years
    Texas
  Golden Corral Restaurant,   $0    $53,224    $22,810      $0    $53,224    $22,810      $6,407      N/A     03-15-93   31.5 Years
    Texas
                              $0 $2,946,375 $1,490,494      $0 $2,946,375 $1,490,494    $453,030



(1)Balance at December 31, 1995   $4,436,869

   Additions during 1996:
     Acquisitions through
      foreclosure                         $0
     Other acquisitions                   $0
     Improvements                         $0

   Deductions during 1996:
     Cost of real estate sold             $0
     Other                                $0

   Balance at December 31, 1996   $4,436,869


(2)Aggregate cost for Federal
     income tax purposes          $4,436,869


