Form 10QSB
period 1997-03-31
AAA NET REALTY FUND IX LTD
filed 1997-05-15
CIK 860754

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________



Commission File Number:         033-33504


                   AAA NET REALTY FUND IX, LTD.


        NEBRASKA LIMITED PARTNERSHIP       IRS IDENTIFICATION
                                           NO. 76-0318157

         8 GREENWAY PLAZA, SUITE 824       HOUSTON, TX 77046
                                           (713) 850-1400


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

                           BALANCE SHEET
                          MARCH 31, 1997
                           (Unaudited)


ASSETS

CASH & CASH EQUIVALENTS                                         $      173,195

ACCOUNTS RECEIVABLE                                                      1,050

PROPERTY:
  Land                                                               1,490,494
  Building                                                           2,946,375
                                                                     4,436,869
  Accumulated depreciation                                            (476,414)

  TOTAL PROPERTY                                                     3,960,455

TOTAL ASSETS                                                    $    4,134,700

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                                $        8,661

TOTAL LIABILITIES                                                        8,661

PARTNERSHIP EQUITY (DEFICIT)
General partners                                                        (4,740)
Limited partners                                                     4,130,779

TOTAL PARTNERSHIP EQUITY                                             4,126,039

TOTAL LIABILITIES & PARTNERSHIP EQUITY                          $    4,134,700

LIMITED PARTNERSHIP UNITS OUTSTANDING                                  5,390.5


See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                              (Unaudited)

                                                             Year to Date
                                                           1997         1996

INCOME

Rental income                                       $    123,575    $  123,575

TOTAL INCOME                                             123,575       123,575

EXPENSES

Administrative expenses                                    4,050         4,050
Accounting fees                                            5,650         4,893
Amortization                                                   -        40,429
Depreciation                                              23,384        23,384
Legal and professional fees                                2,276         1,610
Other                                                         34           349
TOTAL EXPENSES                                            35,394        74,715


INCOME FROM OPERATIONS                                    88,181        48,860

OTHER INCOME
Interest income                                            1,455         1,352

TOTAL OTHER INCOME                                         1,455         1,352

NET INCOME                                          $     89,636    $   50,212

ALLOCATION OF NET INCOME

General partners                                    $        896    $      502
Limited partners                                          88,740        49,710

                                                    $     89,636    $   50,212


NET INCOME PER UNIT                                 $      16.63    $     9.31


UNITS OUTSTANDING                                        5,390.5       5,390.5


See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (Unaudited)


                                                                Year to Date
                                                             1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $   89,636 $   50,212

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                                    -     40,429
  Depreciation                                               23,384     23,384
  Increase (decrease) in accounts payable                    (4,292)    13,854

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                                      108,728    127,879


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                                              (115,675)  (115,298)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                               (115,675)  (115,298)


NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                                       (6,947)    12,581

CASH and CASH EQUIVALENTS
  at Beginning of Period                                    180,142    181,359

CASH and CASH EQUIVALENTS
  at End of Period                                       $  173,195 $  193,940


See Notes to Financial Statements.

                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                (Unaudited)

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

    For purposes of the statement of cash flows the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1997 or 1996.

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1997 and March 31, 1996.

    The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form
    10-K for the year ended December 31, 1996.


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

3.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,050 was incurred and paid to AAA for each of the three month periods ended March 31, 1997 and March 31, 1996.

4.  MAJOR LESSEES

    The following schedule summarizes total rental income by lessee for the three months ended March 31, 1997 and March 31, 1996:

                                                      Year to Date
                                                      1997      1996

    Foodmaker, Inc.                                 $15,934   $15,934
    Tandy Corporation                                41,211    41,211
    Payless Shoe Source                              18,500    18,500
    Golden Corral Corporation                        47,930    47,930




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

RESULTS OF OPERATION

For the three months ended March 31, 1997, revenues totaled $125,030 which was comprised of $123,575 of rental income and $1,455 of interest income. Rental income remained unchanged from the rental income recorded in the first quarter of 1996. Interest income remained essentially unchanged from the interest income recorded in the first quarter of 1996. Expenses declined by $39,321 primarily from a decrease in amortization as the Partnership's organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income for the first quarter of 1997 of $89,636 as compared to net income of $50,212 for the first quarter of 1996.

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


                                  AAA Net Realty Fund IX, Ltd.
                                  (Registrant)



May 15, 1997                      /s/ H. Kerr Taylor
Date                              H. Kerr Taylor, President of General Partner


May 15, 1997                      /s/ L. Larry Mangum
Date                              L. Larry Mangum (Principal Accounting Officer)


