Form 10QSB
period 1997-06-30
AAA NET REALTY FUND IX LTD
filed 1997-08-14
CIK 860754

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

                              BALANCE SHEET
                              JUNE 30, 1997
                               (Unaudited)


ASSETS

CASH & CASH EQUIVALENTS                      $      174,975

ACCOUNTS RECEIVABLE                                   1,050

PROPERTY:
  Land                                            1,490,494
  Building                                        2,946,375
                                                  4,436,869
  Accumulated depreciation                         (499,797)

  TOTAL PROPERTY                                  3,937,072

TOTAL ASSETS                                 $    4,113,097

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                             $        8,298

TOTAL LIABILITIES                                     8,298

PARTNERSHIP EQUITY (DEFICIT)
General partners                                     (4,544)
Limited partners                                  4,109,343

TOTAL PARTNERSHIP EQUITY                          4,104,799

TOTAL LIABILITIES & PARTNERSHIP EQUITY       $    4,113,097

LIMITED PARTNERSHIP UNITS OUTSTANDING               5,390.5


See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                               (Unaudited)

                                   Quarter                  Year to Date
                              1997         1996          1997          1996

INCOME

Rental income              $ 123,575    $ 123,575     $ 247,150    $ 247,150

TOTAL INCOME                 123,575      123,575       247,150      247,150

EXPENSES

Administrative expenses        4,025        4,050         8,075        8,100
Accounting fees                  800        1,517         6,450        6,410
Amortization                       -       40,429             -       80,858
Depreciation                  23,384       23,384        46,768       46,768
Legal and professional fees    2,260        2,464         4,536        4,074
Other                              2        1,054            36        1,403

TOTAL EXPENSES                30,471       72,898        65,865      147,613

INCOME FROM OPERATIONS        93,104       50,677       181,285       99,537

OTHER INCOME
Interest income                1,494        1,401         2,949        2,753

TOTAL OTHER INCOME             1,494        1,401         2,949        2,753

NET INCOME                 $  94,598    $  52,078     $ 184,234    $ 102,290


ALLOCATION OF NET INCOME

General partners           $     946    $     521     $   1,842    $   1,023
Limited partners              93,652       51,557       182,392      101,267

                           $  94,598    $  52,078     $ 184,234    $ 102,290


NET INCOME PER UNIT        $   17.55    $    9.66     $   34.18    $   18.98

UNITS OUTSTANDING            5,390.5      5,390.5       5,390.5      5,390.5


See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                              (Unaudited)


                                             Quarter              Year to Date
                                          1997     1996          1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                            $  94,598 $  52,078   $ 184,234 $ 102,290

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                -    40,429           -    80,858
  Depreciation                           23,384    23,384      46,768    46,768
  Increase in accounts receivable             -      (404)          -      (404)
  Decrease in accounts payable             (364)  (17,373)     (4,656)   (3,519)

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                  117,618    98,114     226,346   225,993


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                          (115,838) (115,298)   (231,513) (230,596)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                           (115,838) (115,298)   (231,513) (230,596)


NET INCREASE (DECREASE) IN CASH
  and CASH EQUIVALENTS                    1,780   (17,184)     (5,167)   (4,603)

CASH and CASH EQUIVALENTS
  at Beginning of Period                173,195   193,940     180,142   181,359

CASH and CASH EQUIVALENTS
  at End of Period                    $ 174,975 $ 176,756   $ 174,975 $ 176,756


See Notes to Financial Statements.

                    AAA NET REALTY FUND IX, LTD.
                     (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1997 and June 30, 1996.

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

3.     RELATED PARTY TRANSACTIONS

       The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,025 and $8,075 was incurred and paid to AAA for the three and six months ended June 30, 1997, respectively and $4,050 and $8,100 was paid for the three and six months ended June 30, 1996, respectively.

4.     MAJOR LESSEES

       The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1997 and June 30, 1996:

                                        Quarter               Year to Date
                                    1997       1996          1997      1996

     Foodmaker, Inc.              $15,934    $15,934       $31,868   $31,868
     Tandy Corporation             41,211     41,211        82,422    82,422
     Payless Shoe Source           18,500     18,500        37,000    37,000
     Golden Corral Corporation     47,930     47,930        95,860    95,860



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

RESULTS OF OPERATION

For the three months ended June 30, 1997, revenues totaled $125,069 which was comprised of $123,575 of rental income and $1,494 of interest income. Rental income remained unchanged from the rental income recorded in the second quarter of 1996. Interest income remained essentially unchanged from the interest income recorded in the second quarter of 1996. Expenses declined by $42,427 primarily from a decrease in amortization as the Partnership's organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income for the second quarter of 1997 of $94,598 as compared to net income of $52,078 for the second quarter of 1996.

For the six months ended June 30, 1997, revenues totaled $250,099 which was comprised of $247,150 of rental income and $2,949 of interest income. Rental income remained unchanged from the rental income recorded in the same period in 1996. Interest income increased slightly as a result of the increase in interest rates over those of the first six months of 1996. Expenses declined by $81,748 primarily from a decrease in amortization as the Partnership's organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income for the first six months of 1997 of $184,234 as compared to net income of $102,290 for the first six months of 1996.

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






                             AAA Net Realty Fund IX, Ltd.
                             (Registrant)




August 14, 1997              /s/ H. Kerr Taylor
Date                         H. Kerr Taylor, President of General Partner


August 14, 1997              /s/ L. Larry Mangum
Date                         L. Larry Mangum (Principal Accounting Officer)


