Form 10QSB
period 1997-09-30
AAA NET REALTY FUND IX LTD
filed 1997-11-14
CIK 860754

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

                          BALANCE SHEET
                       SEPTEMBER 30, 1997
                          (Unaudited)



ASSETS

CASH & CASH EQUIVALENTS                                        $      181,318

PROPERTY:
  Land                                                              1,490,494
  Building                                                          2,946,375
                                                                    4,436,869
  Accumulated depreciation                                           (523,181)

  TOTAL PROPERTY                                                    3,913,688

OTHER ASSETS:
  Accrued rental income                                                 1,765

TOTAL ASSETS                                                   $    4,096,771

LIABILITIES & PARTNERSHIP EQUITY

LIABILITIES
Accounts payable                                               $       10,431

TOTAL LIABILITIES                                                      10,431

PARTNERSHIP EQUITY (DEFICIT)
General partners                                                       (4,319)
Limited partners                                                    4,090,659

TOTAL PARTNERSHIP EQUITY                                            4,086,340

TOTAL LIABILITIES & PARTNERSHIP EQUITY                         $    4,096,771

LIMITED PARTNERSHIP UNITS OUTSTANDING                                 5,390.5




See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                (Unaudited)

                                        Quarter                        Year to Date
                                   1997           1996             1997            1996
INCOME

Rental income                 $   129,720    $   123,575      $    376,870    $   370,724

TOTAL INCOME                      129,720        123,575           376,870        370,724


EXPENSES

Administrative expenses             5,100          4,050            13,175         12,150
Accounting fees                     1,000            400             7,450          6,810
Amortization                            -         23,211                 -        104,069
Depreciation                       23,384         23,384            70,152         70,152
Legal and professional fees         3,910          1,292             8,446          5,366
Other                                  48             53                84          1,455

TOTAL EXPENSES                     33,442         52,390            99,307        200,002


INCOME FROM OPERATIONS             96,278         71,185           277,563        170,722

OTHER INCOME
Interest income                     1,236          1,012             4,185          3,765

TOTAL OTHER INCOME                  1,236          1,012             4,185          3,765

NET INCOME                    $    97,514    $    72,197      $    281,748    $   174,487


ALLOCATION OF NET INCOME

General partners              $       975    $       722      $      2,817    $     1,745
Limited partners                   96,539         71,475           278,931        172,742

                              $    97,514    $    72,197      $    281,748    $   174,487


NET INCOME PER UNIT           $     18.09    $     13.39      $      52.27    $     32.37


UNITS OUTSTANDING                 5,390.5        5,390.5           5,390.5        5,390.5



See Notes to Financial Statements.

                      AAA NET REALTY FUND IX, LTD.
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                              (Unaudited)


                                                   Quarter                Year to Date
                                               1997       1996          1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                 $   97,514 $   72,197    $  281,748 $  174,487

Adjustments to reconcile net income to
  net cash from operating activities:

  Amortization                                      -     23,211             -    104,069
  Depreciation                                 23,384     23,384        70,152     70,152
  Decrease in accounts receivable               1,050        404         1,050          -
  Increase in accrued rental income            (1,765)         -        (1,765)         -
  Increase (decrease) in accounts payable       2,133      4,063        (2,523)       544

NET CASH FLOWS FROM
  OPERATING ACTIVITIES                        122,316    123,259       348,662    349,252


CASH FLOWS FROM FINANCING ACTIVITIES

Distributions                                (115,973)  (115,298)     (347,486)  (345,894)

NET CASH FLOWS FROM FINANCING
  ACTIVITIES                                 (115,973)  (115,298)     (347,486)  (345,894)


NET INCREASE IN CASH and
  CASH EQUIVALENTS                              6,343      7,961         1,176      3,358

CASH and CASH EQUIVALENTS
  at Beginning of Period                      174,975    176,756       180,142    181,359

CASH and CASH EQUIVALENTS
  at End of Period                         $  181,318 $  184,717    $  181,318 $  184,717




See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (Unaudited)

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1997 and September 30, 1996.

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

3.  RELATED PARTY TRANSACTIONS

    The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,050 and $12,125 was incurred and paid to AAA for the three and nine months ended September 30, 1997, respectively and $4,050 and $12,150 was paid for the three and nine months ended September 30, 1996, respectively.

4.  MAJOR LESSEES

    The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1997 and September 30, 1996:


                                             Quarter                 Year to Date
                                       1997          1996         1997          1996

     Foodmaker, Inc.                  $17,094       $15,934     $ 48,962      $ 47,801
     Tandy Corporation                 27,474        41,211      109,896       123,633
     Payless Shoe Source               19,833        18,500       56,833        55,500
     Golden Corral Corporation         47,930        47,930      143,790       143,790
     Baptist Memorial Health Services  17,389           -0-       17,389           -0-


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

RESULTS OF OPERATION

For the three months ended September 30, 1997, revenues totaled $130,956 which was comprised of $129,720 of rental income and $1,236 of interest income. Rental income increased from the rental income recorded in the third quarter of 1996 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from another property increased based upon a specified measure of the increase in the consumer price index. Interest income increased slightly as a result of the increase in interest rates over those of the third quarter of 1996. Expenses declined by $18,948 primarily from a decrease in amortization as the Partnership?s organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income for the third quarter of 1997 of $97,514 as compared to net income of $72,197 for the third quarter of 1996.

For the nine months ended September 30, 1997, revenues totaled $381,055 which was comprised of $376,870 of rental income and $4,185 of interest income. Rental income increased from the rental income recorded in the same period in 1996 due to the same reasons stated above. Interest income increased slightly as a result of the increase in interest rates over those of the first nine months of 1996. Expenses declined by $100,695 primarily from a decrease in amortization as the Partnership?s organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income for the first nine months of 1997 of $281,748 as compared to net income of $174,487 for the first nine months of 1996.

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






                              AAA Net Realty Fund IX, Ltd.
                              (Registrant)




November 14, 1997             /s/ H. Kerr Taylor
Date                          H. Kerr Taylor, President of General Partner





November 14, 1997             /s/ L. Larry Mangum
Date                          L. Larry Mangum (Principal Accounting Officer)




