Form 10KSB
period 1997-12-31
AAA NET REALTY FUND IX LTD
filed 1998-03-31
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]

           For the fiscal year ended December 31, 1997

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [No Fee Required]


                  Commission File No.  33-33504

                   AAA NET REALTY FUND IX, LTD.
          (Name of small business issuer in its charter)

     Nebraska                                           76-0318157
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                       Identification No.)

8 Greenway Plaza, Suite 824
Houston, Texas                                            77046
(Address of principal executive offices)                (Zip Code)

      Issuer's telephone number, including area code (713) 850-1400.

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

Issuer's revenues for its most recent fiscal year: $520,193

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of Issuer dated June 6, 1990, (included in Registration Statement No. 33-33504 of Issuer) are incorporated by reference into Part III.


                              PART I

Item 1.  Business

AAA Net Realty Fund IX, Ltd. (the "Issuer" or the "Partnership") was formed in 1990 and is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership was organized to acquire existing real estate income-producing properties as well as land upon which such income-producing properties are to be constructed (the "properties"), to be leased to corporations. The properties will not be leased to franchisees of such corporations
(unless a tenant corporation was to fail and in such event a release may involve a franchisee lessee). American Asset Advisers Management Corporation IX (a Nebraska corporation) is the Managing
General Partner and H. Kerr Taylor is the Individual General
Partner.

The Partnership acquired three properties in 1991, a fourth property in 1992 and a fifth property in 1993 at a total price of $4,436,869 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40,000,000.

A further description of the Partnership's business is included in Management's Discussion and Analysis of Financial Condition and
Results of Operations included in Item 6 of this Form 10-KSB.

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

Properties

As of December 31, 1997, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee.

Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to eighteen years. Two of the leases also provide for renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental rates range from $8,723 to $187,500. Three of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1997, two of the Partnership's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                                     Golden Corral           Tandy
                                    Corporation (1)       Corporation (2)

Lease Term                              15 Years            10 Years
Expiration Date of Primary Term      December 2007       September 2001
Renewal Options                           N/A           1 Term of 5 Years
Square Footage of Improvements           12,000               15,000
Base Annual Rental                    $ 182,994            $ 164,844

(1)     The Partnership owns two properties on lease to Golden
        Corral Corporation, one directly and one through a 4.8% joint venture. Information included herein pertains only to the property owned 100% by the Partnership.

(2)     The lease with Tandy Corporation was terminated on August
        31, 1997. A new lease was originated with Baptist Memorial Health Services, Inc. beginning September 1, 1997. See Note 5 in the accompanying financial statements for a summary of rental income by lessee for 1997 and 1996.

All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant.
Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses which the tenants may sustain.

Property Management

Each property is managed by American Asset Advisers Realty Corporation ("AAA"), an affiliate of the Managing General Partner. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative expenses at cost. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

The Partnership will not issue any senior securities nor will it invest in junior mortgages, junior deeds of trust or similar obligations.

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

Competitive Conditions

The properties owned by the Partnership are leased to fast food and family style restaurants, retail businesses and a medical facility. These businesses face competition from similar establishments within the surrounding areas.

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

Item 2.  Properties

As of March 31, 1998, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are operated as retail stores, restaurants and medical facilities.

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

Leases - Tenants are companies whose net worth exceed a minimum of $40,000,000. Tenants are diversified by business type and are represented by the following types of businesses: medical facilities, retail clothing and accessories, full service restaurants and fast food restaurants.

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

A total of $4,436,869 has been invested in properties as of December 31, 1997, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in Schedule
III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.  Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

Item 5.  Market for the Issuer's Common Equity and Related Stockholder Matters

As of March 31, 1998, 327 limited partners had subscribed for 5,390.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1997 and 1996, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $460,593 and $458,462, respectively and to the General Partners
(GPs) in the amount of $3,000 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

  Quarter                         1997                    1996
   Ended                    GPs          LPs        GPs          LPs

 March 31                $   750      $ 114,926   $   750     $ 114,548
 June 30                 $   750      $ 115,087   $   750     $ 114,548
 September 30            $   750      $ 115,223   $   750     $ 114,548
 December 31             $   750      $ 115,357   $   750     $ 114,818

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

AAA has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue.
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. AAA's hardware and software are believed to be Year 2000 compliant. Accordingly, the Partnership does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

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

As of December 31, 1997, the Partnership had acquired five properties and had invested $4,436,869 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1997 and 1996, distributing a total of $460,593 and $458,462 to the limited partners, respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996:

Rental income increased from $494,299 in 1996 to $514,719 in 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. Interest income increased slightly from $5,303 in 1996 to $5,474 in 1997 as a result of an increase in interest rates. Expenses declined by $99,433 primarily from a reduction in amortization expenses as the Partnership's organization and syndication costs were fully amortized in late 1996. The Partnership recorded net income in 1997 of $390,199 as compared to $270,175 in 1996. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 1997.

Item 7.  Financial Statements and Supplementary Data

The response to this item is submitted in Item 13(a) of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                             PART III

Item 9.  Directors and Executive Officers of the Issuer

The Issuer has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 47, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions. Mr. Taylor is the president, the sole director and sole shareholder of AAA, a real estate operating company he founded in 1988. Mr. Taylor has served in this capacity since the company's formation.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the National Board of Realtors, Texas Association of Realtors and Texas Bar Association.

American Asset Advisers Management Corporation IX is a Nebraska corporation which was organized for the sole purpose of acting as the Managing General Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation IX are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation. Mr. Taylor's ownership interest is 80% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 20%.
Realty Assets, Inc. received its 20% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organization and offering costs relating to this offering.

The President and Treasurer of the Managing General Partner is Mr. Taylor who is also a Director. Stephen K. Wild, a resident of Omaha, Nebraska, has been named Vice President, Secretary and a Director of the Managing General Partner. Messrs. Taylor and Wild are the two Directors of the Managing General Partner.

Mr. Wild, age 49, is the Chairman of Securities America, Inc., a registered broker/dealer, which was also the dealer/manager of the Partnership during the offering period. Mr. Wild has served as the Chairman of the Board of Securities America, Inc. since 1984 and also as its President from February 1991 to September 1997. Mr. Wild has also been the Chairman of Financial Dynamics, Inc., the holding company for Securities America, Inc. and certain other financial service companies since September 1985. Realty Assets, Inc., which owns 20 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager.
The affairs of the Partnership are conducted by AAA. In addition to Mr. Taylor as president, other officers of AAA include:

Tim Kelley, age 50, serves as Vice President of Operations of AAA. Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Randal Garbs, age 44, serves as Vice President of Acquisitions of AAA. Mr. Garbs is responsible for property acquisitions as well as marketing services to its tenants and developers. Mr. Garbs has over twenty years experience in marketing including acting as CEO of a Houston based service company. Mr. Garbs has earned the series 7 and 63 NASD licenses, the Texas Real Estate license and is a candidate for the CCIM designation. Mr. Garbs received his B.S. and M.B.A. from Houston Baptist University and is active in various community organizations and charitable foundations.

L. Larry Mangum, age 33, serves as Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over ten years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

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

These individuals are:

Don Grieb, age 46, is the Director of Development and Acquisitions of AAA. Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW. Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Joe Mayer, age 42, is a permanent advisor of AAA responsible for debt and equity issues. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky and is a licensed real estate broker.

Jane Costello, age 41, is a certified public accountant and is responsible for the tax accounting related to the AAA-sponsored partnerships and their properties. She has over eighteen years experience as an accountant including over 4 years with a national public accounting firm and the last eight years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Item 10.  Executive Compensation

Other than as discussed in Item 12, neither the Individual General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Issuer. The Individual General Partner and his affiliates received fees and reimbursements of expenses from the Partnership as discussed in
Note 7 in the accompanying financial statements.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

As of December 31, 1997, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer.
Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal years ended December 31, 1997 and 1996 of $3,000 and $3,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS and COMPENSATION TO GENERAL PARTNERS AND AFFILIATES.

The Issuer has entered into arrangements with AAA pursuant to which AAA has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. AAA is reimbursed for its actual costs associated with performing the foregoing services, but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $17,678 and $16,200 was paid to AAA in 1997 and 1996,
respectively.   See Note 7 in the accompanying financial
statements.

Mr. Taylor, President of AAA, receives compensation from AAA for services performed for AAA, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to such services is not material.

                             PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

         Independent Auditors' Report
         Balance Sheet, December 31, 1997
         Statements of Income for the Years Ended December 31, 1997 and 1996 Statements of Partnership Equity (Deficit) for the Years
           Ended December 31, 1997 and 1996
         Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 Notes to Financial Statements for the Years Ended December 31, 1997
           and 1996

     (2) Financial Statement Schedules:  See (d) below

     (3) Exhibits:  See (c) below

(b)      Reports on Form 8-K filed after September 30, 1997:

         None

(c)      Exhibits

         3         See Exhibit 4 (a)

         4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (Incorporated by reference to Exhibit A to the Prospectus of Issuer dated October 27, 1990, contained in Registration Statement No. 33-33504 of Issuer ("the Prospectus")).

           (b)     Subscription Agreement and Signature Page
                   (Incorporated by reference to Exhibit D to the Prospectus).

        10 (a)(1)  Lease Agreement between Issuer  and Foodmaker,
                   Inc., dated July 2, 1991. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

        10 (a)(2)  Assignment of Lease between Issuer and Lads
                   Commercial Real Estate Developers dated
                   October 4, 1991. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

        10 (a)(3)  Assignment of Rents and Leases between Issuer
                   and Northwend Center LP dated November 8,
                   1991. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

        10 (a)(4)  Lease Agreement between Issuer and Golden
                   Corral Corporation dated July 14, 1992.
                   (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31,
                   1994).

        10 (a)(5)  Joint Venture Agreement between Issuer and AAA
                   Net Realty Fund X, Ltd. dated March 15, 1993. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

        10 (a)(6)  Lease Agreement between Issuer and Baptist
                   Memorial Health Services, Inc. dated September
                   11, 1997.

         27        Financial Data Schedule

(d)                Financial Statement Schedules

                   Schedule III - Real Estate Owned and Accumulated Depreciation


                                   12


                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AAA Net Realty Fund IX, Ltd.


March 31, 1998                     /s/ H. Kerr Taylor
Date                               H. Kerr Taylor, Individual General Partner


                                   American Asset Advisers Management
                                     Corporation IX, Managing General Partner


March 31, 1998                     By /s/ H. Kerr Taylor
Date                               H. Kerr Taylor
                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.



March 31, 1998                     /s/ H. Kerr Taylor
Date                               H. Kerr Taylor
                                   President (Chief Executive Officer and
                                   Chief Financial Officer) and Director


March 31, 1998                     /s/ Stephen K. Wild
Date                               Stephen K. Wild, Director


March 31, 1998                     /s/ L. Larry Mangum
Date                               L. Larry Mangum (Principal Accounting
                                   Officer)


                                   -13-






                     ANNUAL REPORT ON FORM 10-KSB
                 ITEMS 7, 13 (a)(1) AND (2) AND 13(d)


                          FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                    AND FINANCIAL STATEMENT SCHEDULE

                  FOR THE YEAR ENDED DECEMBER 31, 1997




                      AAA NET REALTY FUND IX, LTD.


                      AAA NET REALTY FUND IX, LTD.
                     INDEX TO FINANCIAL STATEMENTS




                                                                         Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                               F-3
Balance Sheet, December 31, 1997                                           F-4
Statements of Income for the Years Ended
   December 31, 1997 and 1996                                              F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 1997 and 1996                          F-6
Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996                                              F-7
Notes to Financial Statements for the Years Ended
   December 31, 1997 and 1996                                      F-8 to F-11



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated Depreciation
for the Year Ended December 31, 1997                                      F-12


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund IX, Ltd. as of December 31, 1997 and the related statements of income, partnership equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 1998



                         AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)
                               BALANCE SHEET
                             DECEMBER 31, 1997

ASSETS
Cash and cash equivalents                                $      149,919
Accounts receivable                                              46,875
Property:
   Land                                                       1,490,494
   Buildings                                                  2,946,375
                                                              4,436,869
   Accumulated depreciation                                    (546,565)
      Total property                                          3,890,304
Other assets:
      Accrued rental income                                       7,060
TOTAL ASSETS                                              $   4,094,158

LIABILITIES AND PARTNERSHIP EQUITY
Liabilities:
      Accounts payable                                    $      15,474
         TOTAL LIABILITIES                                       15,474
Partnership equity (deficit):
      General partners                                           (3,984)
      Limited partners                                        4,082,668
         TOTAL PARTNERSHIP EQUITY                             4,078,684
TOTAL LIABILITIES AND PARTNERSHIP EQUITY                  $   4,094,158



See Notes to Financial Statements.

                           AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


                                           For the Years Ended December 31,
                                              1997                   1996

Revenues:
    Rental income                       $   514,719             $   494,299
    Interest income                           5,474                   5,303

            Total revenues                  520,193                 499,602

Expenses:
    Advisory fees to related party           17,678                  16,200
    Amortization                                  -                 104,069
    Depreciation                             93,536                  93,536
    Professional fees                        18,780                  15,622

            Total expenses                  129,994                 229,427

Net income                              $   390,199             $   270,175

Allocation of net income:
    General partners                    $     3,902             $     2,702
    Limited partners                        386,297                 267,473

                                        $   390,199             $   270,175

Net income per unit                     $     72.39             $     50.12

Weighted average units outstanding          5,390.5                 5,390.5




See Notes to Financial Statements.

                     AAA NET REALTY FUND IX, LTD.
                       (A LIMITED PARTNERSHIP)
              STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                      General       Limited
                                      Partners      Partners        Total

Balance at December 31, 1995         $ (4,588)    $ 4,347,953   $ 4,343,365

  Net income                            2,702         267,473       270,175

  Distributions ($85.05 per Limited
                 Partnership Unit)     (3,000)       (458,462)     (461,462)


Balance at December 31, 1996           (4,886)      4,156,964     4,152,078

  Net income                            3,902         386,297       390,199

  Distributions (85.45 per Limited
                 Partnership Unit)     (3,000)       (460,593)     (463,593)


Balance at December 31, 1997         $ (3,984)    $ 4,082,668    $ 4,078,684




See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)
                          STATEMENTS OF CASH FLOWS


                                                       For the Years Ended December 31,
                                                             1997            1996


Cash flows from operating activities:
   Net income                                          $   390,199      $   270,175
   Adjustments to reconcile net income to net cash
      flows from operating activities:
          Amortization                                           -          104,069
          Depreciation                                      93,536           93,536
          Increase in accounts receivable                  (45,825)               -
          Increase in accrued rental income                 (7,060)               -
          Increase (decrease)  in accounts payable           2,520           (7,535)
          Net cash provided by operating activities        433,370          460,245

Cash flows from financing activities:
   Distributions paid to partners                         (463,593)        (461,462)
      Net cash used in financing activities               (463,593)        (461,462)

Net decrease in cash and cash equivalents                  (30,223)          (1,217)
Cash and cash equivalents at beginning of year             180,142          181,359
Cash and cash equivalents at end of year               $   149,919      $   180,142




 See Notes to Financial Statements.

                      AAA NET REALTY FUND IX, LTD.
                        (A LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


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

   The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. The supervision of the operations of the properties is managed by American Asset Advisers Realty Corporation ("AAA"), a related party.

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

   The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At December 31, 1997, the net book value of this property comprised 1.7% of total assets, the rental income of $8,724 comprised 1.7% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

   DEPRECIATION

   Buildings are depreciated using the straight-line method over an estimated useful life of 31.5 years.

   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

   No cash was paid for income taxes or interest during 1997 or 1996.

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

4. OPERATING LEASES

   A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December
   31, 1997 are as follows:

                         1998                   $    530,215
                         1999                   $    530,215
                         2000                   $    535,840
                         2001                   $    547,090
                         2002                   $    511,923
                         2003-2009              $  2,444,861


5. MAJOR TENANTS

   The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1997 and 1996:

                                                            1997         1996

     Foodmaker (Texas)                                   $  66,212    $  63,735
     Tandy Corporation (Tennessee)                       $ 109,896 *  $ 164,844
     Baptist Memorial Health Services, Inc. (Tennessee)  $  69,560    $       -
     Payless ShoeSource/WaldenBooks (Texas)              $  77,331    $  74,000
     Golden Corral Corporation (Texas)                   $ 191,720    $ 191,720
                    Total                                $ 514,719    $ 494,299


     * Lease terminated during 1997

6. INCOME RECONCILIATION

   A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the year ended December 31:

                                                        1997           1996

    Net income for financial reporting purposes      $ 390,199      $ 270,175

    Amortization for financial reporting purposes not
       deductible for tax purposes                           -         72,844

     Accrued rental income                              (7,060)             -

     Income for tax reporting purposes               $ 383,139      $ 343,019


7. RELATED PARTY TRANSACTIONS

   The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $17,678 and $16,200 was incurred and paid to AAA in 1997 and 1996, respectively.

                     AAA NET REALTY FUND IX, LTD.
        SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                                                                      LIFE ON WHICH
                                                                                                                       DEPRECIATION
                                                                                                                        IN LATEST
PROPERTY                ENCUM-                       IMPROVE-   COST AT CLOSE OF YEAR   ACCUMULATED  DATE OF  DATE     INCOME STMT.
DESCRIPTION             BRANCES  BUILDING    LAND     MENTS      BUILDING      LAND    DEPRECIATION   CONST. ACQUIRED  IS COMPUTED


Jack in the Box,           $0    $406,805   $174,345     $0     $406,805    $174,345      $83,406      N/A    07-12-91   31.5 Years
 Texas

Baptist Memorial Health    $0  $1,097,725   $470,454     $0   $1,097,725    $470,454     $217,802      N/A    10-4-91    31.5 Years
 Services, Inc.
  Tennessee

Payless Shoe Source,       $0    $393,573   $168,674     $0    $393,573     $168,674      $76,805      N/A    11-07-91   31.5 Years
 Texas

Golden Corral Restaurant,  $0    $995,048   $654,211     $0    $995,048     $654,211     $160,456      N/A    08-20-92   31.5 Years
 Texas

Golden Corral Restaurant,  $0     $53,224    $22,810     $0     $53,224      $22,810       $8,096      N/A    03-15-93   31.5 Years
 Texas

                           $0  $2,946,375 $1,490,494     $0  $2,946,375   $1,490,494     $546,565





(1)  Transactions in real estate and accumulated depreciation during 1997 and 1996 are summarized as follows:


                                                        Accumulated
                                        Cost            Depreciation
Balance at December 31, 1995      $4,436,869              $359,494
Acquisitions                              $0                    $0
Depreciation expense                      $0               $93,536
Balance at December 31, 1996      $4,436,869              $453,030
Acquisitions                              $0                    $0
Depreciation expense                      $0               $93,535
Balance at December 31, 1997      $4,436,869              $546,565


(2)  Aggregate cost for Federal
        income tax purposes       $4,436,869



                                                           Exhibit 10 (a)(6)


                           TRIPLE NET
                         LEASE AGREEMENT

     THIS LEASE AGREEMENT, made and entered into by and between AAA
NET REALTY FUND IX, LTD, a Nebraska limited partnership, hereinafter referred to as "Landlord," and BAPTIST MEMORIAL HEALTH
SERVICES, INC., a Tennessee non-profit corporation, hereinafter referred to as "Tenant."

                       W I T N E S S E T H:

     In consideration of the payment of the Rent as herein provided and the performance of the covenants and compliance with the terms and conditions contained herein by Tenant, Landlord hereby leases to Tenant, and Tenant hereby leases from Landlord, upon and subject to the terms and provisions of this Lease, the land described in Exhibit "A" attached hereto, together with all improvements thereon and all appurtenances and easements thereto (hereinafter referred to collectively as the "Premises"). The Premises and this Lease are subject to the restrictions and other matters described on Exhibit "B" hereto.

     TO HAVE AND TO HOLD the Premises unto Tenant for the term of this Lease (hereinafter referred to as the "Lease Term"), which shall begin on the Commencement Date (as hereinafter defined) and end on August 31, 2007, unless extended under the provisions of
Article XXI hereof.

               ARTICLE I.  ACCEPTANCE OF PREMISES.

     1.1 Improvements have previously been constructed on the Premises and by occupying the Premises, Tenant accepts the same AS
IS AND WHERE IS, WITH ALL FAULTS AND WITHOUT WARRANTY, EXPRESSED OR
IMPLIED.

     1.2  The "Commencement Date" of this Lease shall be September
1, 1997.

                        ARTICLE II.  RENT.

     2.1  Rent shall accrue hereunder from the Commencement Date.

     2.2  Tenant promises and agrees to pay to Landlord at 8
Greenway Plaza, Suite 824, Houston, Texas 77046, or such other place as Landlord may from time to time designate in writing, the following "Rent":

          (a) A monthly minimum rent for the Premises of $15,625.00 (based upon $12.50 per square feet per year), subject to adjustment as hereinafter provided, which shall be due and payable in advance in monthly installments on the first day of each month ("Minimum Rent") commencing September
     1, 1997. Beginning September 1, 2000 and continuing until the
     August 31, 2003, the Minimum Rent shall be adjusted to $17,031.25 (based upon a 3% per year increase). Beginning
     September 1, 2003 and continuing until August 31, 2006, the
     Minimum Rent shall be adjusted to $18,564.06 (based upon a 3% per year increase). Beginning September 1, 2006 and continuing until August 31, 2007, the Minimum Rent shall be adjusted to 20,234.83 (based upon a 3% per year increase).

          (b) Any costs reasonably incurred by Landlord, that Tenant is herein obligated to pay and fails to pay within thirty (30) days from date of receipt of Landlord's notice to pay, in connection with operation or maintenance of the Premises (except Landlord shall not be required to operate or maintain the Premises), including any costs or expenses incurred by Landlord under the provisions of those covenants and restrictions set forth in Exhibit "B" hereto, which costs shall be payable upon demand by Landlord or as otherwise provided herein;

          (c)  Taxes in accordance with Article XIV hereof; and

          (d) All other charges payable by Tenant hereunder and all sums expended by Landlord on behalf of Tenant, as provided herein.

     2.3 Except as otherwise provided herein, all Rent and other charges for each month shall be due and payable on the first day of such month. Unless otherwise expressly provided herein, all Rent and other charges shall be due and payable without demand, notice, offset, reduction or abatement and Tenant hereby waives and relinquishes any and all rights which Tenant might otherwise have to claim any nature of lien against or to withhold, deduct from or offset Rent or other charges. In the event any installment of Rent, or any other fees or charges hereunder, is not received within five business days after the date on which such amount is due, Tenant shall pay an administrative late charge of $10.00 for each such late payment. If such failure to pay Rent or other charges continues beyond ten days after Tenant has received notice of such failure, any and all due and unpaid Rent or other charges shall bear interest from the date such Rent or other charges became due until the date such Rent or other charges is received by Landlord at the interest rate which is equal to the lesser of (i)
18 percent per annum or (ii) the maximum non-usurious rate allowed by applicable law. Such interest, as accrued, shall be immediately due and payable as additional Rent hereunder. The collection of such late charge and/or such interest by Landlord shall be in addition to and cumulative of any and all other remedies available to Landlord. It is the intention of Landlord and Tenant to conform to all applicable laws concerning the contracting for, charging and receiving of interest. In the event that any payments of interest required under this Lease are ever found to exceed any applicable limits, Landlord shall credit the amount of any such excess paid by Tenant against any amount owing under this Lease or if all amounts owing under this Lease have been paid, Landlord shall refund to Tenant the amount of such excess paid by Tenant.
Landlord and Tenant agree that Landlord shall not be subject to any applicable penalties in connection with any such excess interest, it being agreed that any such excess interest contracted for, charged or received pursuant to this Lease shall be deemed a result of a bona fide error and a mistake. Tenant shall also pay an administrative charge of $25.00 for each check returned unpaid for any reason.

              ARTICLE III.  USE AND CARE OF PREMISES.

     3.1 The Premises may be used and occupied as an outpatient medical or other health related facility of Tenant, its successors, assignees and sublessees, and for no other purpose without the prior written consent of Landlord, which consent shall not be unreasonably withheld or delayed. Tenant shall not make or permit any unlawful use of the Premises or any use which violates any covenants or restrictions which affect the Premises. Tenant or its successors, assigns and sublessees shall not at any time vacate the Premises, but shall in good faith continuously throughout the term of this Lease conduct and carry on in the Premises the type of business for which the Premises are leased, in accordance with the reasonable standards of operation of such business.

     3.2 Tenant shall not, without Landlord's prior written consent, perform any act or fail to perform any act, keep anything within the Premises or use the Premises for any purpose that invalidates any insurance policy carried on the Premises or on other parts of the Premises. If Landlord does give written consent to Tenant pursuant to the above sentence, then Tenant shall be liable, at its sole cost and expense, for the amount of any increase in the insurance premium cost resulting from such act or omission to which Landlord has consented.

     3.3 Tenant shall not, without Landlord's prior written consent, place or permit any loud speakers or amplifiers, flashing lights or searchlights on the roof or outside the Premises or where the same can be seen or heard outside the building; nor place or display any signs, advertisements or other items (other than dignified displays permitted under paragraph 6.l hereof) in any windows or glass building fronts; nor take any other action which is a nuisance.

     3.4 Tenant, at its sole cost and expense, shall obtain all permits and licenses and pay all fees required for the transaction of its business in the Premises. Tenant shall not violate any applicable law, ordinance or governmental regulation now in force or which may hereafter be in force pertaining to the Premises or the operation of Tenant's business therein.

     3.5 Tenant shall take good care of the Premises and keep the same free from waste or nuisance at all times, ordinary wear and tear excepted. Tenant shall keep the Premises, including windows and signs and sidewalks, service ways and loading areas, if any, adjacent to the Premises neat, clean, and free from dirt or rubbish at all times and shall store all trash and garbage within the Premises, arranging for the regular pickups of such trash and garbage at Tenant's expense.

         ARTICLE IV.  MAINTENANCE AND REPAIR OF PREMISES.

     4.1 Landlord shall have no repair obligations hereunder. The foregoing notwithstanding, Tenant shall have no obligation to incur any expense for repairs to the roof, which are covered by Landlord's roof warranty.

     4.2 During the Lease Term, Tenant shall keep the Premises in good, clean condition and shall make all needed repairs, including, without limitation, maintenance of all direct utility connections, roof repairs (in excess of repairs covered by Landlord's warranty) and replacement of cracked or broken glass. Tenant shall comply at its sole cost and expense with all governmental laws, ordinances and regulations applicable to the Premises. If any repairs required to be made by Tenant hereunder are not made within thirty days after written notice delivered to Tenant by Landlord, Landlord may at its option make such repairs without liability to Tenant for any loss or damage which may result to its stock or business by reason of such repairs, except for liability resulting from the negligence or wilful misconduct of Landlord, its employees, agents or contractors, and Tenant shall pay to Landlord upon demand as additional rental hereunder the actual and reasonable cost of such repairs. At the expiration of this Lease, Tenant shall surrender the Premises in good condition, ordinary wear and tear excepted.

     4.3  In addition but without limitation, during the Lease
Term, Tenant shall have sole responsibility for maintenance and upkeep on the air conditioning/heating system, the sprinkler system, if any, and the water meter and shall, at Tenant's sole cost and expense, repair and replace any part thereof as may be necessary from time to time to keep such items in as good working condition as on the Commencement Date.

              ARTICLE V.  ALTERATIONS AND FIXTURES.

     5.1 Except for those alterations shown on Exhibit "C" hereto, which Landlord has approved, Tenant shall not, without on each occasion obtaining Landlord's prior written consent, which will not be unreasonably withheld or delayed: (i) alter or change the exterior or architectural treatment of the Premises or any part thereof; (ii) paint or decorate any part of the exterior of the Premises; (iii) make any alterations or additions to the Premises or permit the making of any holes in the structural walls, ceilings or floors thereof; (iv) injure, overload, deface or otherwise harm the Premises or any part thereof or any equipment or installation therein; or (v) permit the use of any forklift and tow truck, or any other mechanically powered machine or equipment for handling freight in the Premises except in the ordinary course of its business. All repairs, replacements, alterations, additions, improvements, plate glass, exterior doors, overhead sprinkler systems (if any) floor coverings and fixtures (other than unattached, movable trade fixtures and attached fixtures which serve a purely medical or health related purpose) including all air conditioning electrical, mechanical and plumbing machinery and equipment, which may be made or installed by either party hereto upon the interior or exterior of the Premises shall become the property of Landlord without credit or compensation to Tenant at the termination of this Lease for any reason whatsoever, and at the termination of this Lease shall remain upon and be surrendered with the Premises, unless Landlord requests their removal, in which event Tenant shall remove the same and restore the Premises to their original condition, ordinary wear and tear excepted, at Tenant's expense.

               ARTICLE VI.  SIGNS AND ADVERTISING.

     6.1 Other than as expressly provided herein, Tenant shall not, make any changes to the Premises or install anything on the exterior of the building, which violates (a) any local ordinances or regulations or (b) the covenants and restrictions which affect the Premises. No portable or trailer signs of any kind shall be permitted. Landlord shall have the right to remove any items placed by Tenant on the Premises in violation of this Section.

                     ARTICLE VII.  UTILITIES.

     7.1 Tenant shall pay at its sole cost and expense the sums required to have connected all utility services to the Premises, including, but not limited to, any and all utility deposits and tap and meter fees. Tenant shall promptly pay all charges for electricity, water, gas, telephone service and all other utilities furnished to the Premises during the Lease Term. Landlord shall not be liable for any interruption whatsoever in utility services.

No interruption shall be construed as either a constructive or actual eviction of Tenant, nor work an abatement of Rent, nor relieve Tenant from fulfilling any covenant or condition of this Lease.

             ARTICLE VIII.  INSURANCE AND INDEMNITY.

     8.1 Except as hereinafter provided, Tenant shall indemnify and hold Landlord and Landlord's agents, employees, representatives, heirs and assigns harmless from and against any and all losses, claims, actions, demands, liens, costs, damages, expenses and liabilities whatsoever including, but not limited to, reasonable attorney's fees and court costs, arising out of any claims of any person or persons on account of or by reason of: (i) any occurrence in, upon or at the Premises or resulting from or related to Tenant's occupancy or use thereof during the Lease Term;
(ii) the use or misuse of the parking area, whether by Tenant or by any person or persons holding or using the Premises, or any part thereof, under Tenant, including without limitation, Tenant's customers, invitees, agents, contractors, employees, servants, subtenants, assignees, licensees or concessionaires. Without limiting the generality of the foregoing, Tenant shall indemnify and hold Landlord, Landlord's agents, employees, representatives, heirs and assigns harmless from and against any penalty, damage or charge incurred or imposed by reason of any violation of law, statute, ordinance or governmental rule, regulation or requirement now or hereafter in force, by Tenant or any person or persons holding under Tenant, and from any cost, damage or expense arising out of the death of or injury to any person or persons holding under Tenant or using the Premises, or any part thereof, or any part of the parking area, except for those matters resulting from the negligent acts or omissions or wilful misconduct of any of Landlord's agents, employees, representatives, heirs or assigns, occurring in the parking area.

     8.2 Tenant shall throughout the term of this Lease carry and maintain, at Tenant's cost and expense, the following types of insurance, in the amounts specified and in the forms hereinafter provided:

          (a) general public liability insurance covering the Premises and Tenant's use thereof against claims for bodily injury or death and property damage occurring upon, in or about the Premises, such insurance to afford protection with limits of not less than $2,000,000 with respect to injury or death to any number of persons arising out of any occurrence and such insurance against property damage to afford protection with limits of not less than $100,000 with respect to any occurrence of property damage. The insurance coverage required under this Section 8.2(a) shall, in addition, extend to any liability of Tenant arising out of the indemnities provided in Section 8.l;

          (b) fire insurance covering the building and other improvements, Tenant's leasehold improvements, heating, ventilating and air conditioning equipment, trade fixtures and all personal property from time to time in, on, or upon the Premises, and all alterations, additions or changes made by Tenant pursuant to the terms of this Lease, in an amount not less than the full replacement cost thereof from time to time during the term of this Lease, providing protection against perils included within the standard Tennessee form of fire and extended coverage insurance policy, together with insurance against sprinkler damage (but Landlord makes no representation that the Premises are equipped with a sprinkler system), vandalism and malicious mischief;

          (c) plate glass insurance covering all plate glass, if any, in the Premises other than interior display cases; and

          (d) such other insurance against other insurable hazards as Landlord may from time to time be required to maintain by any law, ordinance or regulation affecting the Premises.

All policies of insurance described in the foregoing paragraph shall be issued in form acceptable to Landlord by insurance companies acceptable to Landlord and qualified to do business in the State of Tennessee. Each such policy shall be issued in the names of Tenant, Landlord and any other party in interest from time to time designated by written notice by Landlord to Tenant, as their respective interests may appear. Such policies shall be for the mutual and joint benefit and protection of Tenant, Landlord and any such other party in interest, and executed copies of each such policy of insurance or a certificate thereof shall be delivered to each of Landlord and such other parties in interest within ten (10) days after delivery of possession of the Premises to Tenant and thereafter within thirty (30) days prior to the expiration of each such policy. If any such policy shall expire or terminate, a renewal or additional policy shall be procured and maintained by Tenant in like manner and to like extent. All such policies shall contain a provision that the company writing said policy will give to Landlord and such other parties in interest at least thirty (30) days notice in writing in advance of any cancellation, lapse, or the effective date of any reduction in the amount of insurance. In addition, Tenant shall furnish Landlord a copy of the policy (policies) within five (5) days after request therefor by Landlord. All such public liability, property damage and other casualty policies shall be written as primary policies which do not contribute to and are not in excess of coverage which Landlord may carry. All such public liability and property damage policies shall contain a provision that Landlord and any such other parties in interest, although named as an insured, shall nevertheless be entitled to recover under said policies for any loss occasioned to Landlord or any such other parties in interest, or to any of their respective servants, agents or employees by reason of the negligence of Tenant. If Tenant fails to have a certificate of such policy on deposit with Landlord at all times during the Lease Term (and prior thereto in the event of any entry into possession by Tenant prior to the Commencement Date of the term hereof or subsequent to the date of termination hereof in the event of a holdover) and fails to furnish a certificate of such policy within five (5) days after receipt of Landlord's written request therefor, then Landlord shall have the right (but no obligation) to take out and maintain such an insurance policy, and if Landlord does so and gives notice thereof to Tenant, then Tenant shall be obligated to pay Landlord the amount of the premium applicable to such policy of insurance within five (5) days following any such notice from Landlord. Any failure of Tenant to make such payment to a Landlord may be treated by Landlord as a default hereunder.

     8.3 Notwithstanding any provision herein contained to the contrary, if Landlord obtains insurance on the Premises and by the nature of Tenant's business, Landlord's insurance rate on the Premises is higher than the normal insurance rate being charged for any coverage carried by Landlord, Tenant, at its sole cost and expense, shall pay the difference between the rate being charged for such insurance and the normal stipulated rate to the extent that such increase is attributable to Tenant's business.

     8.4 In the event that Tenant fails to timely provide Landlord with copies of any insurance policies which Tenant is required to carry hereunder and such failure continues for fifteen days, Tenant shall, at the request of Landlord, pay to Landlord in monthly installments on or before the first day of each calendar month, in advance, without demand, an amount determined by Landlord to be sufficient to enable Landlord to pay all insurance premiums for the insurance required of Tenant hereunder. In the event the actual amount paid by Landlord for such insurance exceeds or is less than the amounts paid by Tenant hereunder, Tenant shall pay any deficiency or any excess sums shall be credited, off-set or refunded in the manner provided in Section 14.3 concerning taxes.

         ARTICLE IX.  NON-LIABILITY FOR CERTAIN DAMAGES.

     9.1 Landlord shall not be liable to Tenant, Tenant's agents, employees or invitees for any injury to person or damage to property caused by the Premises becoming out of repair or by gas, water, steam, electricity or oil leaking or escaping into the Premises, nor shall Landlord be liable to Tenant, Tenant's agents, employees or invitees for any loss or damage that may be occasioned by or through the acts or omissions of any other persons whatsoever, except willful acts of only duly authorized employees, contractors and agents of Landlord. All property left, stored or maintained within the Premises shall be at Tenant's sole risk.

     9.2 Unless caused by the act or omission of Landlord, no diminution or shutting off of light, air or other effect on the Premises by any structure or condition now or hereafter erected or existing shall affect this Lease, abate Rent or otherwise impose any liability on Landlord or relieve Tenant of any of its obligations hereunder.

                 ARTICLE X.  ACCESS TO PREMISES.

     10.1 After giving reasonable advance notice thereof (except in the case of an emergency), Landlord and its agents, employees and contractors shall have the right to enter upon the Premises at all reasonable business hours for the purpose of inspecting them, making repairs to them (provided Landlord shall have no obligation to repair), showing the Premises to prospective tenants (only during the last 9 months of the Lease Term), lenders or purchasers, removing any improvements or property placed in the Premises in violation of this Lease, carrying out any other provision of this Lease, and curing any default of Tenant hereunder that Landlord elects to cure. Tenant shall permit Landlord, at any time within sixty days prior to the expiration of the Lease, to place upon the Premises any usual or ordinary "For Lease" signs.

                 ARTICLE XI.  DAMAGE BY CASUALTY.

     11.1 Tenant shall give immediate written notice to Landlord of any damage caused to the Premises by fire or other casualty.

     11.2 Notwithstanding any provision in this Lease to the contrary, in the event the Premises are damaged or destroyed by fire or other casualty insured or insurable under standard fire and extended coverage insurance and the Premises cannot be reconstructed and/or repaired to habitable condition within two hundred seventy (270) days after the date of the casualty, either party may terminate this Lease without any liability to the other party except for Tenant's obligation to pay Rent through the date of the casualty and all insurance proceeds to be paid to the parties as their interest may appear. In the event that the Premises can be repaired to habitable condition in such period and there are insurance proceeds sufficient to effect such repair, Landlord shall proceed with reasonable diligence, and at its cost and expense, to rebuild and repair the Premises as set forth in paragraph 11.3 hereof, but in no event would Tenant pay more than the insurance proceeds which would be payable under the insurance provided by Tenant hereunder. Tenant shall pay on demand all costs and expenses which exceed the cost incurred by Landlord in meeting its obligation to rebuild the building as provided in paragraph ll.3 below.

     11.3 Notwithstanding any provisions herein to the contrary, Landlord's obligation to rebuild and repair under this Article XI shall be limited to construction of the building, including, but not limited to, all mechanical, electrical, plumbing, HVAC systems and roof, ordinary wear and tear excepted. Further, Landlord shall have no obligation to repair and rebuild the Premises unless and until adequate insurance proceeds are made available therefor by all insurance companies with policies on the Premises or the building in which the Premises are located. Promptly after completion by Landlord of such construction Tenant will proceed with due diligence, and at its sole cost and expense, to rebuild, restore and repair its signs, fixtures, equipment and other items and to restore the leasehold improvements of the Premises to a condition similar to its condition prior to the casualty, normal wear and tear excepted.

     11.4 During any period of reconstruction or repair of the Premises, this Lease shall continue in full force and effect, except that Rent, commencing with the date of the casualty, shall be abated for the length of time necessary for the reconstruction or repairs, and it shall be abated in proportion to the amount of floor area of the Premises rendered unusable; provided, however, that such abatement shall not operate to extend the Lease Term. If the damage to the Premises is caused by the willful act or negligence of Tenant, its agents, employees, contractors or invitees, however, no item of Rent shall abate. Except as provided in this Lease, to the extent not prohibited by applicable law, Tenant waives the provisions of any rule of law or statute now or hereafter in force giving Tenant any right to terminate this Lease or abate Rent hereunder or claim partial or total (constructive or actual) eviction because of fire or other casualty or any other peril against which Landlord is required to carry insurance.

     11.5 Neither Landlord nor Tenant shall be liable (by way of subrogation or otherwise) to the other party (or to any insurance company insuring the other party) for any loss or damage to any of the property of Landlord or Tenant, as the case may be, covered by insurance even though such loss or damage might have been caused by the negligence of the Landlord or Tenant or their respective employees, agents, servants or invitees. This provision shall be in effect only so long as the applicable insurance policies contain a clause or endorsement to the effect that the aforementioned waiver shall not affect the right of the insured to recover under such policies; and each party shall use reasonable efforts
(including payment of an additional premium) to have its insurance policies contain a waiver of subrogation clause. In the event any insurance carrier of Landlord or Tenant declines to include in such carrier's policy a waiver of subrogation clause, Landlord or Tenant, as the case may be, shall promptly notify the other party.

                  ARTICLE XII.  EMINENT DOMAIN.

     12.1 If the whole or any part of the Premises should be taken for any public or quasi-public use under any governmental law, ordinance or regulation or by right of eminent domain or by private purchase in lieu thereof and thereby render the Premises untenantable for Tenant's business, this Lease shall be cancelled and both parties shall be relieved of all obligations herein imposed. Should this Lease be so cancelled, then Tenant shall have no claim against Landlord and shall not have any claim or right to any portion of the amount that may be awarded as damages or paid as a result of such involuntary conversion whether brought about by suit or agreement for the cancellation of such lease or for Tenant's leasehold interest; any and all of such amounts shall belong to Landlord and all rights of Tenant to damages therefor, if any, are hereby assigned by Tenant to Landlord. Tenant shall, however, have the right to claim and recover from the condemning authority, but not from Landlord, and only to the extent that such recovery by Tenant shall not diminish the amounts recoverable by Landlord, such compensation as may be separately awarded or recoverable by Tenant in Tenant's own right on account of any and all damage to Tenant's business by reason of the condemnation and for or on account of any cost or loss which Tenant might incur in removing Tenant's merchandise, furniture, fixtures, leasehold improvements or equipment.

   ARTICLE XIII.  ASSIGNMENT AND SUBLETTING; SALE OF PREMISES.

     13.1 Tenant shall not assign, or in any manner transfer this Lease without the prior written consent of Landlord, which consent will not be unreasonably withheld of delayed. Tenant may sublet portions of the Premises, less than the whole Premises, without Landlord's consent. Tenant may also assign this Lease to any health care entity affiliated with Tenant. Consent by Landlord to one or more assignments shall not operate as a waiver of Landlord's rights as to any subsequent assignments. Notwithstanding any assignment or subletting, Tenant and Tenant's guarantor shall at all times remain fully responsible and liable for the payment of the Rent, additional rent, and other fees and charges herein specified and for compliance with all its other obligations under this Lease.

     13.2 In the event of the transfer and assignment by Landlord of its interest in this Lease and in the building containing the Premises to a person, firm or corporation, assuming Landlord's obligations under this Lease, Landlord shall thereby be released from further obligations hereunder, arising after the date of such transfer and Tenant shall look solely to the responsibility of such successor in interest of the Landlord for such obligations arising after the date of such transfer. Any security given by Tenant to secure performance of its obligations hereunder may be assigned and transferred by Landlord to such successor in interest of Landlord and Landlord shall thereby be discharged of any further obligation relating thereto.

     13.3 In the event of any sale of the Premises by Landlord, Landlord shall be and is hereby entirely freed and relieved of all liability under any and all of its covenants and obligations contained in or derived from this Lease arising out of any act, occurrence or omission occurring after the consummation of such sale; and the purchaser at such sale or any subsequent sale of the Premises shall be deemed, without any further agreement between the parties or their successors in interest or between the parties and any such purchaser, to have assumed and agreed to carry out any and all of the covenants and obligations of the Landlord under this Lease.

     13.4 In the event of a transfer, assignment or sale pursuant to paragraphs 13.2 or 13.3 above, Tenant agrees to be bound to attorn to such transferee, assignee or purchaser as if such transferee, assignee or purchaser were the original Landlord hereunder.

                       ARTICLE XIV.  TAXES.

     14.1 Tenant shall pay, or cause to be paid, before the same become delinquent, all general and special taxes and assessments and all ad valorem real property taxes, including assessments for local improvements and other governmental charges which may be lawfully charged, assessed or imposed upon the Premises with respect to such tax periods during the Lease Term, or any part thereof and shall promptly provide to Landlord receipts evidencing the payment of the foregoing taxes.

     14.2 Tenant shall pay, as and when due, all taxes which may be lawfully charged, assessed or imposed upon all fixtures, equipment and other personal property of every type in the Premises with respect to such tax periods during the Lease Term, and all license fees which may be lawfully imposed upon the business of Tenant conducted upon the Premises. Tenant shall pay to the appropriate agency any sales taxes levied, imposed or assessed by any governmental body or other lawful taxing authority upon the Minimum
Rent or other charges payable hereunder. If any such taxes for which Tenant is liable are levied against Landlord or Landlord's property and if Landlord elects to pay the same or if the assessed value of Landlord's property is increased by inclusion of personal property and trade fixtures placed by Tenant in the Premises, Tenant shall pay such taxes.

     14.3 If after notice to Tenant, Tenant fails to pay and Landlord has previously paid any such taxes, Tenant shall pay to Landlord as additional rent all ad valorem real property taxes
(including, but not limited to, assessments) which may be levied or assessed by any lawful authority for each calendar year during the term of this Lease against the land and buildings comprising the Premises and which Landlord has paid. Should the State of Tennessee or any political subdivision thereof or any governmental authority having jurisdiction over the Premises impose a tax or assessment (other than an income or franchise tax) either upon or against the rentals payable by tenants in the Premises to Landlord or upon or against the business of renting land or buildings, either by way of substitution for the taxes and assessments levied or assessed against such land and such buildings, or in addition thereto, such tax or assessment shall be deemed to constitute a tax or assessment against such land and such buildings for the purpose of this Paragraph 14.3. In the event that Tenant requests Landlord to seek a reduction in any taxes, assessments or other charges levied against the Premises, Tenant shall also pay any costs incurred by Landlord in connection with seeking any reductions in the taxes, assessments or other charges levied, assessed or imposed in connection with the Premises, including the cost of any third party tax service. Following written notice to Landlord, Tenant may seek a reduction of any taxes, assessments or other charges levied against the Premises, provided, however, if Tenant so elects, Tenant shall promptly reimburse Landlord for any reasonable costs (including reasonable attorney's fees) incurred by Landlord as a result of Tenant's actions. In the event that Tenant fails to pay on or before the date they are due any taxes or assessments against the Premises, Tenant's taxes and assessments during the term of this Lease shall, at the written request of Landlord, be paid to Landlord in monthly installments on or before the 1st day of each calendar month, in advance, without demand, in an amount estimated by Landlord; provided that in the event Landlord is required under any mortgage encumbering the Premises to escrow real estate taxes, Landlord may, but shall not be obligated to, use the amount required to be so escrowed as a basis for its estimate of the monthly installments due from Tenant hereunder. Upon the written request by Tenant, Landlord shall furnish a letter setting forth the amount of the real estate taxes, assessments, governmental charges, use and occupancy charges, maintenance fees, license and permit fees, municipal utility district charges, quasi-governmental body charges or charges made by private entities. Upon receipt of all tax bills and assessment bills attributable to any calendar year during the term of this Lease, Landlord shall furnish Tenant with a written statement of the actual amount of the taxes and assessments for such year. If the total amount paid by Tenant under this Section for any calendar year shall be less than the actual amount due from Tenant for such year, as shown on such statement, Tenant shall pay to Landlord on demand the difference between the amount paid by Tenant and the actual amount due; and if the total amount paid by Tenant hereunder for any such calendar year shall exceed such actual amount due from Tenant for such calendar year, such excess shall be credited by Landlord against Tenant's Rent due in the subsequent year (or if there is no subsequent year remaining in the term of this Lease, shall be off-set against any amounts then owing by Tenant to Landlord and any remaining net surplus shall then be refunded by Landlord to Tenant or, if such be the case, any amount still owing by Tenant to Landlord, notwithstanding such off-set, shall be promptly paid by Tenant to Landlord). All amounts due hereunder shall be payable to Landlord at the place where the Rent is payable. Tenant's liability for any taxes and assessments for the first and last calendar years of this Lease shall be subject to a pro rata adjustment based on the number of days of such calendar years during which this Lease is in effect. A copy of a tax bill or assessment bill submitted by Landlord to Tenant shall at all times be sufficient evidence of the amount of taxes or assessments assessed or levied against the property to which such bill relates.

           ARTICLE XV.  EVENTS OF DEFAULT AND REMEDIES.

     15.1 Landlord has entered into this Lease upon the condition that Tenant shall punctually and faithfully perform all of Tenant's covenants, conditions and agreements. Each of the following events shall be deemed to be an event of default of Tenant hereunder (each of which is sometimes referred to herein as an "Event of Default"):

          (a) failure of Tenant to pay any installment of Rent hereunder when due, if such failure continues beyond ten (10) days after Tenant's receipt of Landlord's notice of such failure;


          (b) the vacation or abandonment of the Premises by Tenant;

          (c) failure of Tenant to observe or perform any other covenant, term or condition set forth in this Lease and such failure continues for a period of ten (10) days from the date of written notice thereof from Landlord to Tenant, provided however, if such failure cannot be cured within such period, Tenant begins to cure such failure in such period and continues diligently to do so until the failure is cured, an Event of Default shall not occur;

          (d) Tenant shall generally not pay its debts as they become due or shall admit in writing its inability to pay its debts, or shall make a general assignment for the benefit of creditors; or Tenant shall commence any case, proceeding or other action seeking to have an order for relief entered on its behalf as debtor or to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of it or its debts under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its property; or Tenant shall take any corporate action to authorize, or in contemplation of, any of the actions set forth above in this subsection (d); or

          (e) any case, proceeding or other action against the Tenant shall be commenced seeking to have an order for relief entered against it as debtor or adjudicated a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of it or its debts under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its property, and such case, proceeding or other action (i) results in the entry of an order for relief against it which is not fully stayed within seven (7) business days after the entry thereof, or
     (ii) shall remain undismissed for a period of thirty (30) days.

     15.2 Upon the occurrence of any of such events of default, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand whatsoever:

          (a) Terminate this Lease, whereupon Landlord shall have the right to immediate possession of the Premises and may reenter the Premises and remove all persons and property therefrom using all lawful and peaceful force necessary for this purpose without being guilty in any manner of trespass or otherwise; and any and all damages to Tenant, or persons holding under Tenant, by reason of such re-entry are hereby expressly waived; and any such termination or re-entry on the part of Landlord shall be without prejudice to any remedy available to Landlord for arrears of Rent, breach of contract, damages or otherwise, nor shall the termination of this Lease by Landlord acting under this paragraph be deemed in any manner to relieve Tenant from the obligation to pay the Rent and all other amounts due or to become due as provided in this Lease for and during the entire unexpired portion then remaining of the then current term provided for herein. In the event of termination of this Lease by Landlord as provided in this paragraph, Landlord, using reasonably commercial standards, shall relet the Premises for the account of Tenant, and in such event, Tenant shall pay to Landlord all reasonable and actual costs of renovating and altering the Premises for a new tenant or tenants, and Landlord shall credit Tenant only for such amounts as are actually received from such reletting during the then remaining term of this Lease. Alternatively, at the election of Landlord, Tenant covenants and agrees to pay as damages to Landlord, upon any such termination of this Lease by Landlord, such sum as at the time of such termination equals the amount of the excess, if any, of the sum of all the rentals which would have been due and payable hereunder to Landlord during the remainder of the full Lease Term (had
     Tenant kept and performed all agreements and covenants of Tenant set forth in this Lease) over and above the then present rental value of the Premises for said remainder of the then full current term of this Lease.

          (b) Without terminating this Lease, enter upon the Premises, by force if necessary, and without being guilty in any manner of trespass or otherwise and without liability for any damage to Tenant or persons holding under Tenant by reason of such re-entry, all of which are hereby expressly waived, and do or perform whatever Tenant is obligated hereunder to do or perform under the terms of this Lease; and Tenant shall reimburse Landlord on demand for any reasonable and actual expenses or other sums which Landlord may incur or expend, thus effecting compliance with the terms and provisions of this Lease, and Landlord shall not be liable for any damages resulting to Tenant from such action, unless caused by the wilful misconduct of Landlord; provided, however, nothing in this paragraph shall be deemed an obligation or undertaking by Landlord to remedy any such defaults of Tenant.

          (c) Pursuit of any of the foregoing remedies by Landlord shall not preclude pursuit of any other remedies herein provided Landlord or any other remedies provided by law or at equity, nor shall pursuit of any of the other remedies herein provided constitute a forfeiture or waiver of any Rent due
     Landlord hereunder or of any damages accruing to Landlord by reason of the violation of any of the terms, provisions and covenants herein contained. Forbearance by Landlord to enforce one or more of the remedies herein provided upon an event of default shall not be deemed or construed to constitute a waiver of such default.

        ARTICLE XVI.  LANDLORD'S LIEN, SECURITY AGREEMENT
                       AND ATTORNEY'S FEES.

     16.1 TO SECURE THE PAYMENT OF ALL RENT THAT MAY BECOME DUE TO
LANDLORD UNDER THE TERMS OF THIS LEASE, LANDLORD SHALL HAVE AND IS
HEREBY GIVEN AN EXPRESS, VALID, PREFERENCE LIEN AND SECURITY
INTEREST IN AND UPON ALL THE GOODS, WARES, MERCHANDISE, FURNITURE,
FIXTURES, MACHINERY AND EQUIPMENT OF TENANT IN THE PREMISES OR
THAT MAY BE PLACED IN DURING THE LEASE TERM, AND THIS EXPRESS LIEN
SHALL NOT BE CONSTRUED AS A  WAIVER OF THE STATUTORY LANDLORD'S
LIEN, BUT IS CUMULATIVE THEREOF AND IN ADDITION THERETO. Upon written request from Tenant or Tenant's lender, Landlord will subordinate any lien granted to Landlord herein to any lien granted by Tenant to secure the purchase of any goods, wares, merchandise, furniture or medical equipment.

     16.2 This instrument shall constitute a security agreement under the Uniform Commercial Code of the State of Tennessee that shall secure the lien and security interest ("lien") of the Landlord herein retained, which lien shall at all times be a valid lien for all rentals and other sums of money becoming due hereunder from Tenant upon all inventory, goods, wares, equipment, fixtures, furniture and other personal property of Tenant situated on the above described Premises, and such property shall not be removed therefrom without the consent of Landlord until all arrearages in rent, as well as any and all other sums of money then due to Landlord hereunder, shall first have been paid and discharged.
Tenant shall execute any instrument necessary to carry out the terms of this paragraph. Landlord may file this Lease as a non-conforming UCC-1 Financing Statement. Upon any occurrence of an event of default by Tenant as hereinabove defined, Landlord shall have the option, in addition to any other remedies provided herein or by law, to enter upon the Premises with or without the permission of Tenant and take possession of any and all inventory, goods, wares, equipment, fixtures, furniture and other personal property of Tenant situated on the Premises without liability for trespass or conversion, to sell the same with or without notice at private or public sale, with or without having such property at the sale, at which Landlord or its assigns may purchase, and to apply the proceeds thereof, less any and all expenses in connection with the taking of possession and sale of the property, as a credit against any sums due by Tenant to Landlord. Any surplus shall be paid to Tenant, and Tenant agrees to pay any deficiency forthwith.
Alternatively, the lien hereby granted may be enforced by Landlord in any other manner provided by law.

     16.3 In the event of any Event of Tenant Default which Tenant fails to cure within any cure period granted herein and Landlord places the enforcement of this Lease, or any part thereof, or the collection of any Rent due or to become due hereunder, or recovery of possession of the Premises in the hands of an attorney, or files suit upon the same, Tenant agrees to pay to Landlord all costs of suit and/or other enforcement of Landlord's rights hereunder, including court costs and reasonable attorney's fee; and the payment of the sums and amounts specified in this paragraph shall be secured in like manner as is herein provided as to security for Rent.

                   ARTICLE XVII.  HOLDING OVER.

     17.1 In the event Tenant remains in possession of the Premises after the expiration of this Lease and without the execution of a new lease, it shall be deemed to be occupying the Premises as a tenant from day to day at a rent equal to the Rent herein provided plus twenty-five percent of such amount, and otherwise subject to all the conditions, provisions and obligations of this Lease.
Tenant shall pay to Landlord all reasonable attorney's fees and expenses incurred by Landlord in enforcing its rights hereunder.
Tenant shall indemnify and hold harmless Landlord from and against any and all claims, causes of action, costs, losses, damages and expenses including attorney's fees incurred by or sought from Landlord by any other tenant or prospective tenant caused by Tenant's holding over.

ARTICLE XVIII.  FINANCING SUBORDINATION AND ESTOPPEL CERTIFICATE.

     18.1 Upon written request from time to time by Landlord, Tenant shall execute and deliver an agreement subordinating this Lease to any mortgage upon the Premises; provided, however, such subordination shall be upon the express condition that the validity of this Lease be recognized by the mortgagee and that, notwithstanding any default by mortgagor with respect to said mortgage or foreclosure thereof, Tenant's possession and right of use under this Lease and the Demised Premises shall not be disturbed by mortgagee unless and until Tenant shall breach any of the provisions hereof and this Lease or Tenant's right of possession hereunder shall have been terminated.

     18.2 Subject to the provisions of this Section 18.2, Tenant shall upon demand execute such further instruments subordinating this Lease as Landlord may request. At any time and from time to time, upon not less than ten (10) days' prior notice by Landlord, Tenant shall execute, acknowledge and deliver to Landlord a statement of the Tenant in writing certifying that this Lease is in full force and effect (or if there have been modifications hereto, that the same is in full force and effect as modified and stating the modifications), and the dates to which the Rent has been paid in advance, if any, stating whether or not, to the best knowledge of Tenant, Landlord is in default in the keeping observance or performance of any covenant, agreement, term, provision or condition contained in this Lease and, if so, specifying each such default of which Tenant may have knowledge, and stating such other matters as Landlord shall reasonably request, it being intended that such statement may be relied upon by any prospective purchaser, lessee, mortgagee or assignee of any mortgage of the Premises or of the Landlord's interest therein.

     18.3 Notwithstanding anything contained in this Lease to the contrary, in the event of any default by Landlord in performing its covenants or obligations hereunder, Tenant shall not exercise any rights it may have on account of such default until (i) Tenant gives written notice of such default (which notice shall specify the exact nature of said default and how the same may be cured) to the holder(s) of any such mortgage or deed of trust, if any, who has theretofore notified Tenant in writing of its interest and the address to which notices are to be sent, and (ii) said holder(s) fail to cure or cause to be cured said default within thirty (30) days from the giving of such notice by Tenant.

                      ARTICLE XIX.  NOTICES.

     19.1 Unless otherwise provided herein, all notices or requests provided for herein must be in writing and must be given by depositing the same in the United States mail, addressed to the party to be notified, postpaid, and registered or certified with return receipt requested or by delivery by a commercially recognized overnight delivery service, such as Federal Express.
Notices given by mail shall be deemed received three (3) days after mailing in accordance with the foregoing. Notices given by overnight delivery service shall be deemed received three (3) days after being placed in the custody of the delivery service. All notices to be sent to either of the parties shall be sent to the addresses hereinafter set out, or at any other address specified in writing by the parties hereto.

     19.2 If and when included with the term "Landlord," as used in this instrument, there are more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of such a notice specifying an individual at a specific address for the receipt of notices and payments to Landlord; if and when included within the term "Tenant," as used in this instrument, there are more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of such a notice specifying an individual at a specific address for the receipt of notices and payments to Tenant.
All parties included within the terms "Landlord" and "Tenant," respectively, shall be bound by notices given in accordance with the provisions of this Article to the same effect as if each had received such notice.

                   ARTICLE XX.  MISCELLANEOUS.

     20.1 Whenever herein the singular number is used, the same shall include the plural, and the neuter gender shall include the feminine and masculine genders.

     20.2 Tenant shall not record this Lease. Any such recordation shall constitute a default hereunder. If, however, Landlord or Tenant shall request, the parties shall execute and deliver a recordable short form lease as provided by Landlord reciting the exact Commencement Date and termination date of this Lease, and such other provisions of this Lease as either party may reasonably request to include.

     20.3 This Lease and the rights and obligations of the parties hereto shall be interpreted, construed and enforced in accordance with the laws of the State in which the Premises are located in force from time to time. If any clause or provision of this Lease is illegal, invalid or unenforceable under present or future laws effective during the Lease Term, then and in that event, it is the intention of the parties hereto that the remainder of this Lease shall not be affected thereby, and the parties hereby declare that this Lease would have been entered into without such unenforceable portion.

     20.4 This Lease may not be altered, changed or amended, except by instrument in writing signed by both parties hereto. The terms, provisions, covenants and conditions contained in this Lease shall apply to, inure to the benefit of and be binding upon the parties hereto and upon their respective successors in interest and legal representatives, except as otherwise herein expressly provided.

     20.5 The captions used in this Lease are for convenience only and do not in any way limit or amplify the terms and provisions thereof.

     20.6 One or more waivers of any covenant, term or condition of this Lease by either party shall not be construed as a waiver of a subsequent breach of the same covenant, term or condition. The consent or approval by either party to or of any act by the other party requiring such consent or approval shall not be deemed to waive or render unnecessary consent to or approval of any subsequent or similar act.

     20.7 Whenever a period of time is herein prescribed for action to be taken by Landlord or Tenant, Landlord or Tenant, as the case may be, shall not be liable or responsible for, and there shall be excluded from the computation any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions, or other causes of any kind whatsoever which are beyond the reasonable control of Landlord or Tenant.

     20.8 To the extent not already provided above, any exhibits or addenda attached hereto shall be considered embodied herein and made a part hereof, and the parties hereto shall be bound by all of the terms thereof as if fully recited herein.

    20.9 The voluntary or other surrender of this Lease by Tenant or a mutual cancellation hereof shall not work a merger and shall, at Landlord's option, terminate all or any existing subleases or subtenancies, or may, at Landlord's option, operate as an assignment to it of Tenant's interest in any or all such subleases or subtenancies.

    20.10 Tenant shall bear the cost of all utility and other services, if any, used by Tenant on the Premises.

    20.11 Any provision of this Lease to the contrary notwithstanding, no personal liability of any kind or character whatsoever now attaches or at any time hereafter under any conditions shall attach to Landlord for payment of any amounts due under this Lease or for the performance of any obligation under this Lease. The exclusive remedies of Tenant for the failure of Landlord to perform any of its obligations under this Lease shall be to proceed against the interest of Landlord in and to the land or Premises, it being understood that in no event shall a judgment for any deficiency or monetary damage claim be sought, obtained or enforced against Landlord personally under the terms hereof or against any of the property of Landlord except the Premises.

    20.12 On the last day of the Term of this Lease, or upon the earlier termination of this Lease, Tenant shall peaceably and quietly leave, surrender and yield to Landlord the Premises, free of all claims, broom-clean and in good order and repair and in the same condition as when delivered to Tenant, except for normal wear and tear. Prior to surrender of the Premises to Landlord, Tenant, at its sole cost and expense, shall remove all liens and other encumbrances that have resulted from the acts or omissions of Tenant. If Tenant fails to do any of the foregoing, Landlord, in addition to other remedies available to it at law or in equity, may, without notice, enter upon, reenter, possess and repossess itself thereof by force, summary proceedings, adjudgment or otherwise and may dispossess and remove Tenant and all persons and property from the Premises; and Tenant waives any and all damages or claims for damages as a result thereof. Such dispossession and removal of Tenant shall not constitute a waiver by Landlord of any claims by Landlord against Tenant. If the Tenant is not in default hereunder, Tenant shall retain the ownership of all movable equipment, furniture and supplies prior to termination of this Lease if Tenant repairs any injury to the Premises resulting from such removal. If Tenant does not move such movable medical or health related equipment, furniture and supplies prior to such termination, then, in addition to its other remedies at law or in equity, Landlord shall have the right to have such items removed and stored, and all damage to the Premises resulting therefrom repaired at the cost of Tenant or elect that such movable equipment, furniture and supplies automatically become the property of the Landlord upon termination of this Lease, and Tenant shall not have any further right with respect thereto or reimbursement therefor.

     20.13 Landlord and Tenant represent and warrant to each other that each has not dealt with any real estate agent or broker in connection with this transaction other than Commercial Tennessee, Inc. ("Broker") and agree to indemnify and save each other harmless from and against all loss, cost and expense incurred by reason of the breach of such representation and warranty. Landlord agrees to pay Broker any commissions owing in connection with this transaction pursuant to a separate written agreement.

     20.14 Landlord represents and warrants that it is the fee simple owner and record title holder of the Premises and that Tenant, upon the payment of the Minimum Rent and performance of the covenants and obligations hereunder, shall and may peaceably and quietly have, hold and enjoy the Premises during the Lease Term and any extension thereof.

     20.15 Each of the parties represents to the other that the persons signing this Lease on behalf of each of the parties has the authority to do so and to bind that party.

              ARTICLE XXI. EXTENSION OF LEASE TERM.

     Provided that Tenant is not in material default under any of the terms or conditions of this Lease at the time of exercise of the following options, Tenant shall have the option (the "Renewal
Options") to renew this Lease and extend the Lease Term for two additional terms of five (5) years each. In order to effectively exercise the Renewal Options, Tenant must provide Landlord with written notice of such exercise no later than nine (9) months before the expiration of the original term or the first extension term, as the case may be. In the event that Tenant renews this Lease for the first additional term, the Minimum Rent for the period September 1, 2007 thought August 31, 2009 shall be
$20,234.83; the Minimum Rent for the period September 1, 2009 through August 31, 2012 shall be $22,055.96. In the event that Tenant renews this Lease for the second additional term, the Minimum Rent for the period September 1, 2012 through August 31,

2015 shall be  $24,041.00; and the Minimum rent for the period
September 1, 2015 through August 31, 2017 shall be 26,204.69.


                 ARTICLE XXII.  ENTIRE AGREEMENT.

     This Lease contains the entire agreement of the parties hereto and supersedes all prior oral or written and contemporaneous oral agreements of the parties hereto.

     EXECUTED as of the 11th day of September, 1997.

                         LANDLORD:

                         AAA NET REALTY FUND IX, LTD., a Nebraska limited partnership

                         By:  American Asset Advisers Management
                              Corporation IX, a Nebraska
                              corporation, its General Partner


                              By: /s/ H. Kerr Taylor
                                  H. Kerr Taylor, President

                         ADDRESS FOR NOTICE:

                         8 Greenway Plaza, Suite 824
                         Houston, Texas 77046

                         TENANT:

                         BAPTIST MEMORIAL HEALTH SERVICES, INC., a
                         Tennessee non-profit corporation



                         By:   /s/ John T. Hutton

                         Name: John T. Hutton

                        Title: Vice President

                         ADDRESS FOR NOTICE:

                         6800 Poplar Avenue, Suite 200
                         Memphis, Tennessee 38138
                         and
                         899 Madison Avenue
                         Memphis, Tennessee 38146
                         Attn:  Charles Baker

                           EXHIBIT "A"

     Parcel 3 of Trinity Investment Property No. 1 tract as recorded in deed reference U7-2758 and Plat Book 134, Page 58 of the Register's
Office of Shelby County, Tennessee, and being more particularly described as follows:

     Beginning at a point in the east right-of-way line of Germantown
Parkway (160-foot ROW), said point of beginning being 520.14 feet south of the south right-of-way line of Trinity Road (106-foot ROW); thence northwardly on a bearing of North 05 degrees 27 minutes 34 seconds East a distance of 201.13 feet to a point of curvature; thence continuing northwardly on a curve to the left an arc distance of 15.22 feet with a radius of 11,539.16 feet to a point of tangency; thence eastwardly on a bearing of South 87 degrees 09 minutes 00 seconds East a distance of
284.28 feet to a point; thence southwardly on a bearing of South 02 degrees
51 minutes 00 seconds West a distance of 218.68 feet to a point; thence westwardly on a bearing of North 86 degrees 39 minutes 10 seconds West a distance of 294.00 feet to the point of beginning.


                           EXHIBIT "B"

1.   Subdivision Restrictions and Building Lines and Easements of
     Record in Plat Book 128, Page 76, Plat Book 130, Page 45 and
     Plat Book 134, Page 58, in the Register's Office of Shelby
     County, Tennessee.

2.   Declaration of Covenants, Conditions, Restrictions and
     Easements of record under Register's No. BJ 1321, as amended by Second Amendment to Declaration of Covenants, Conditions,
     Restrictions and Easements of record under Register's No. BK
     3686, and as amended by Third Amendment to Declaration of Covenants, Conditions, Restrictions and Easements of record under Register's No. CE 6645, in the Register's Office of
     Shelby County, Tennessee.

3.   Easements of Record under Register's No. AB 8231, in the
     Register's Office of Shelby County, Tennessee.

