Form 10QSB
period 1998-03-31
AAA NET REALTY FUND IX LTD
filed 1998-05-15
CIK 860754

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X     Yes         No


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)
                                BALANCE SHEET
                               MARCH 31, 1998
                                 (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $  196,028
 Property:
   Land                                                        1,490,494
   Buildings                                                   2,946,375
                                                               4,436,869
   Accumulated depreciation                                     (569,949)
     Total property                                            3,866,920
 Other assets:
   Accrued rental income                                          12,355
 TOTAL ASSETS                                                 $4,075,303

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $   12,092
     TOTAL LIABILITIES                                            12,092
 Partnership equity (deficit):
   General partners                                               (3,727)
   Limited partners                                            4,066,938
     TOTAL PARTNERSHIP EQUITY                                  4,063,211
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $4,075,303


 See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)
                           STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                (Unaudited)

                                                     Year To Date
                                                  1998           1997
 Revenues:
   Rental income                                $137,849       $123,575
   Interest income                                   869          1,455

     Total revenues                              138,718        125,030

 Expenses:
   Advisory fees to related party                  4,389          4,050
   Depreciation                                   23,384         23,384
   Professional fees                              10,204          7,960

     Total expenses                               37,977         35,394

 Net income                                     $100,741       $ 89,636

 Allocation of net income:
   General partners                             $  1,007       $    896
   Limited partners                               99,734         88,740

                                                $100,741       $ 89,636

 Net income per unit                            $  18.69       $  16.63

 Weighted average units outstanding              5,390.5        5,390.5


  See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)
                          STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (Unaudited)

                                                             Year To Date
                                                          1998          1997
 Cash flows from operating activities:
   Net income                                          $ 100,741     $  89,636
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Depreciation                                       23,384        23,384
       Decrease in accounts receivable                    46,875             -
       Increase in accrued rental income                  (5,295)            -
       Decrease in accounts payable                       (3,382)       (4,292)
         Net cash provided by operating activities       162,323       108,728

 Cash flows from financing activities:
   Distributions paid to partners                       (116,214)     (115,675)
     Net cash used in financing activities              (116,214)     (115,675)

 Net increase (decrease) in cash and cash equivalents     46,109        (6,947)
 Cash and cash equivalents at beginning of period        149,919       180,142
 Cash and cash equivalents at end of period            $ 196,028     $ 173,195


 See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1998 or 1997.

  Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

  The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At March 31, 1998, the net book value of this property comprised 1.7% of total assets, the rental income of $2,181 comprised 1.6% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

  All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles.
  The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1998 and March 31, 1997.

  The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

3.   RELATED PARTY TRANSACTIONS

  The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $4,389 and $4,050 was incurred and paid to AAA for the three months ended March 31, 1998 and March 31, 1997, respectively.

4.   MAJOR LESSEES

  The following schedule summarizes total rental income by lessee for the three months ended March 31, 1998 and March 31, 1997:

                                                              Year to Date
                                                            1998        1997

     Foodmaker, Inc. (Texas)                            $ 17,249       $ 15,934
     Tandy Corporation (Tennessee)                             -  *      41,211
     Baptist Memorial Health Services, Inc. (Tennessee)   52,170              -
     Payless Shoe Source/WaldenBooks (Texas)              20,500         18,500
     Golden Corral Corporation (Texas)                    47,930         47,930
          Total                                         $137,849       $123,575

      * Lease terminated during 1997

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, revenues totaled $138,718 which was comprised of $137,849 of rental income and $869 of interest income. Rental income increased from the rental income recorded in the first quarter of 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from two other properties increased based upon a specified measure of the increase in the consumer price index. Expenses increased slightly by $2,583 primarily from an increase in professional fees. The Partnership recorded net income for the first quarter of 1998 of $100,741 as compared to net income of $89,636 for the first quarter of 1997.

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






                                   AAA Net Realty Fund IX, Ltd.
                                   (Issuer)




May 15, 1998                       /s/ H. Kerr Taylor
Date                               H. Kerr Taylor, President of General Partner





May 15, 1998                       /s/ L. Larry Mangum
Date                               L. Larry Mangum
                                   (Principal Accounting Officer)