Form 10QSB
period 1998-06-30
AAA NET REALTY FUND IX LTD
filed 1998-08-14
CIK 860754

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


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



                       PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)
                               BALANCE SHEET
                               JUNE 30, 1998
                                (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $  205,571
 Property:
   Land                                                        1,490,494
   Buildings                                                   2,946,375
                                                               4,436,869
   Accumulated depreciation                                     (593,333)
     Total property                                            3,843,536
 Other assets:
   Accrued rental income                                          17,650
 TOTAL ASSETS                                                 $4,066,757

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $   11,025
     TOTAL LIABILITIES                                            11,025
 Partnership equity (deficit):
   General partners                                               (3,388)
   Limited partners                                            4,059,120
     TOTAL PARTNERSHIP EQUITY                                  4,055,732
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $4,066,757


 See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)
                             STATEMENTS OF INCOME
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                (Unaudited)

                                            Quarter             Year To Date
                                        1998      1997        1998       1997
 Revenues:
   Rental income                    $137,849   $123,575    $275,698   $247,150
   Interest income                     1,041      1,494       1,910      2,949

     Total revenues                  138,890    125,069     277,608    250,099

 Expenses:
   Advisory fees to related party      4,389      4,025       8,778      8,075
   Depreciation                       23,384     23,384      46,768     46,768
   Professional fees                   2,220      3,062      12,424     11,022

     Total expenses                   29,993     30,471      67,970     65,865

 Net income                         $108,897   $ 94,598    $209,638   $184,234

 Allocation of net income:
   General partners                 $  1,089   $    946    $  2,096   $  1,842
   Limited partners                  107,808     93,652     207,542    182,392

                                    $108,897   $ 94,598    $209,638   $184,234

 Net income per unit                $  20.20   $  17.55    $  38.89   $  34.18

 Weighted average units outstanding  5,390.5    5,390.5     5,390.5    5,390.5


  See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                 (Unaudited)

                                                             Quarter               Year To Date


                                                        1998        1997        1998        1997
 Cash flows from operating activities:
   Net income                                         $108,897    $ 94,598    $209,638    $184,234
   Adjustments to reconcile net income to
     net cash flows from operating activities:
       Depreciation                                     23,384      23,384      46,768      46,768
       Decrease in accounts receivable                       -           -      46,875           -
       Increase in accrued rental income                (5,295)          -     (10,590)          -
       Decrease in accounts payable                     (1,067)       (364)     (4,449)     (4,656)
         Net cash provided by operating activities     125,919     117,618     288,242     226,346

 Cash flows from financing activities:
   Distributions paid to partners                     (116,376)   (115,838)   (232,590)   (231,513)
     Net cash used in financing activities            (116,376)   (115,838)   (232,590)   (231,513)

 Net increase (decrease) in cash and cash equivalents    9,543       1,780      55,652      (5,167)
 Cash and cash equivalents at beginning of period      196,028     173,195     149,919     180,142
 Cash and cash equivalents at end of period           $205,571    $174,975    $205,571    $174,975


 See Notes to Financial Statements


                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)

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

   The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June 5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Operating Corporation, ("AmREIT"), a related party.

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

   The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At June 30, 1998, the net book value of this property comprised 1.7% of total assets, the rental income of $4,361 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

   All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles.
   The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1998 and June 30, 1997.

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

3. RELATED PARTY TRANSACTIONS

   The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $4,389 and $8,778 was incurred and paid to AAA or AmREIT for the three and six months ended June 30, 1998, respectively and $4,025 and $8,075 was incurred and paid to AAA for the three and six months ended June 30, 1997, respectively.

4. MAJOR LESSEES

   The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1998 and June 30, 1997:

                                               Quarter            Year to Date
                                           1998       1997       1998       1997

     Foodmaker, Inc. (Texas)          $  17,249  $  15,934  $  34,498  $  31,868
     Tandy Corporation (Tennessee)            -     41,211          - *   82,422
     Baptist Memorial Health
      Services, Inc. (Tennessee)         52,170          -    104,340          -
     Payless Shoe Source/WaldenBooks
      (Texas)                            20,500     18,500     41,000     37,000
     Golden Corral Corporation (Texas)   47,930     47,930     95,860     95,860
           Total                      $ 137,849  $ 123,575  $ 275,698  $ 247,150

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

AmREIT has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. AmREIT's hardware and software are believed to be Year 2000 compliant. Accordingly, the Partnership does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, revenues totaled $138,890 which was comprised of $137,849 of rental income and $1,041 of interest income. Rental income increased from the rental income recorded in the second quarter of 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from two other properties increased based upon a specified measure of the increase in the consumer price index. Expenses decreased by $478 primarily from a decrease in professional fees. The Partnership recorded net income for the second quarter of 1998 of $108,897 as compared to net income of $94,598 for the second quarter of 1997.

For the six months ended June 30, 1998, revenues totaled $277,608 which was comprised of $275,698 of rental income and $1,910 of interest income. Rental income increased from the rental income recorded in the first six months of 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from two other properties increased based upon a specified measure of the increase in the consumer price index. Expenses increased slightly by $2,105 primarily from an increase in professional fees. The Partnership recorded net income for the first six months of 1998 of $209,638 as compared to net income of $184,234 for the first six months of 1997.

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



                               AAA Net Realty Fund IX, Ltd.
                               (Issuer)



August 14, 1998                /s/ H. Kerr Taylor
Date                           H. Kerr Taylor, President of General Partner





August 14, 1998                /s/ L. Larry Mangum
Date                           L. Larry Mangum
                               (Principal Accounting Officer)


