Form 10QSB
period 1998-09-30
AAA NET REALTY FUND IX LTD
filed 1998-11-13
CIK 860754

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                          FORM 10-QSB



   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

                       PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AAA NET REALTY FUND IX, LTD.
                           (A LIMITED PARTNERSHIP)
                               BALANCE SHEET
                             SEPTEMBER 30, 1998
                                (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $  216,186
 Property:
   Land                                                        1,490,494
   Buildings                                                   2,946,375
                                                              __________
                                                               4,436,869
   Accumulated depreciation                                     (616,717)
                                                              __________
     Total property                                            3,820,152
 Other assets:
   Accrued rental income                                          22,945
                                                              __________
 TOTAL ASSETS                                                 $4,059,283
                                                              ==========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $   11,212
                                                              __________
     TOTAL LIABILITIES                                            11,212
 Partnership equity (deficit):
   General partners                                               (3,049)
   Limited partners                                            4,051,120
                                                              __________
     TOTAL PARTNERSHIP EQUITY                                  4,048,071

 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $4,059,283
                                                              ==========


 See Notes to Financial Statements.


                        AAA NET REALTY FUND IX, LTD.
                          (A LIMITED PARTNERSHIP)
                            STATEMENTS OF INCOME
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                 (Unaudited)


                                         Quarter                    Year To Date
                                    1998          1997          1998          1997
 Revenues:
   Rental income                    $137,848      $129,720      $413,546      $376,870
   Interest income                     2,121         1,236         4,031         4,185
                                    ________      ________      ________      ________
     Total revenues                  139,969       130,956       417,577       381,055

 Expenses:
   Advisory fees to related party      4,389         5,100        13,167        13,175
   Depreciation                       23,384        23,384        70,152        70,152
   Professional fees                   3,372         4,958        15,796        15,980
                                     _______       _______      ________      ________
     Total expenses                   31,145        33,442        99,115        99,307

 Net income                         $108,824      $ 97,514      $318,462      $281,748
                                    ========      ========      ========      ========
 Allocation of net income:
   General partners                 $  1,089      $    975      $  3,185      $  2,817
   Limited partners                  107,735        96,539       315,277       278,931
                                    --------      --------      --------      --------
                                    $108,824      $ 97,514      $318,462      $281,748
                                    ========      ========      ========      ========

 Net income per unit                $  20.19      $  18.09      $  59.08      $  52.27
                                    ========      ========      ========      ========

 Weighted average units outstanding  5,390.5       5,390.5       5,390.5       5,390.5
                                    ========      ========      ========      ========


  See Notes to Financial Statements.


                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)


                                                            Quarter                Year To Date
                                                       1998        1997        1998        1997


 Cash flows from operating activities:
   Net income                                       $108,824    $ 97,514    $318,462    $281,748
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Depreciation                                   23,384      23,384      70,152      70,152
       Decrease in accounts receivable                     -       1,050      46,875       1,050
       Increase in accrued rental income              (5,295)     (1,765)    (15,885)     (1,765)
       Increase (decrease) in accounts payable           186       2,133      (4,263)     (2,523)
                                                    --------    --------    --------    --------
         Net cash provided by operating activities   127,099     122,316     415,341     348,662

 Cash flows from financing activities:
   Distributions paid to partners                   (116,484)   (115,973)   (349,074)   (347,486)
                                                    --------    --------    --------
     Net cash used in financing activities          (116,484)   (115,973)   (349,074)   (347,486)

 Net increase in cash and cash equivalents            10,615       6,343      66,267       1,176
 Cash and cash equivalents at beginning of period    205,571     174,975     149,919     180,142
                                                    --------    --------    --------    --------
 Cash and cash equivalents at end of period         $216,186    $181,318    $216,186    $181,318
                                                    ========    ========    ========    ========


 See Notes to Financial Statements.

                       AAA NET REALTY FUND IX, LTD.
                         (A LIMITED PARTNERSHIP)
                      NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  AAA Net Realty Fund IX, Ltd. ("the Partnership") is a limited partnership formed February 1, 1990 under the laws of the State of Nebraska. American Asset Advisers Management Corporation IX (a Nebraska corporation) is the managing general partner and H. Kerr Taylor is the individual general partner. The Partnership commenced operations as of June 6, 1990.

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

  The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At September 30, 1998, the net book value of this property comprised 1.6% of total assets, the rental income of $6,542 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

  All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles.
  The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1998 and September 30, 1997.

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

3.   RELATED PARTY TRANSACTIONS

  The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $4,389 and $13,167 was incurred and paid to AAA or AmREIT for the three and nine months ended September 30, 1998, respectively and $5,100 and $13,175 was incurred and paid to AAA for the three and nine months ended September 30, 1997, respectively.

4.   MAJOR LESSEES

  The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1998 and September 30, 1997:

                                             Quarter             Year to Date
                                         1998       1997       1998        1997

  Foodmaker, Inc. (Texas)            $  17,248  $  17,094  $  51,746   $  48,962
  Tandy Corporation (Tennessee)              -     27,474          - *   109,896
  Baptist Memorial Health
   Services, Inc. (Tennessee)           52,170     17,389    156,510      17,389
  Payless Shoe Source/WaldenBooks
   (Texas)                              20,500     19,833     61,500      56,833
  Golden Corral Corporation (Texas)     47,930     47,930    143,790     143,790
                                     ---------  ---------  ---------   ---------

                Total                 $137,848   $129,720   $413,546   $376,870

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

AmREIT is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Partnership believes that the cost of remediation associated with its computer systems will be minimal and the remediation is anticipated to be completed in the third quarter of 1999. The other essential component of the Year 2000 issue is to ensure that the Partnership's significant tenants are assessed for Year 2000 compliance. The Partnership has initiated discussions with its significant tenants in order to assess their readiness for the Year 2000 issue. Due to the nature of the tenants' businesses, the Partnership does not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on the Partnership's results of operation or financial position. Upon completion of its assessment program, the Partnership will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though the Partnership does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position there can be no assurances of that position.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, revenues totaled $139,969 which was comprised of $137,848 of rental income and $2,121 of interest income. Rental income increased from the rental income recorded in the third quarter of 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from two other properties increased based upon a specified measure of the increase in the consumer price index. Expenses decreased by $2,297 primarily from a decrease in professional fees. The Partnership recorded net income for the third quarter of 1998 of $108,824 as compared to net income of $97,514 for the third quarter of 1997.

For the nine months ended September 30, 1998, revenues totaled $417,577 which was comprised of $413,546 of rental income and $4,031 of interest income. Rental income increased from the rental income recorded in the first nine months of 1997 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. In addition, the rental income from two other properties increased based upon a specified measure of the increase in the consumer price index. Expenses decreased slightly by $192 primarily from a decrease in professional fees. The Partnership recorded net income for the first nine months of 1998 of $318,462 as compared to net income of $281,748 for the first nine months of 1997.

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






                                 AAA Net Realty Fund IX, Ltd.
                                 (Issuer)




November 13, 1998                /s/ H. Kerr Taylor
Date                             H. Kerr Taylor, President of General Partner





November 13, 1998                /s/ L. Larry Mangum
Date                             L. Larry Mangum (Principal Accounting Officer)