Form 10KSB
period 1998-12-31
AAA NET REALTY FUND IX LTD
filed 1999-04-01
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

          Issuer's telephone number, including area code(713)850-1400.

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

Issuer's revenues for its most recent fiscal year: $557,470

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

The Partnership acquired three properties in 1991, a fourth property in 1992 and a fifth property in 1993 at a total price of $4,436,869 including acquisition fees and certain acquisition expenses. Generally, the Partnership leases properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40 million.

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

Properties

As of December 31, 1998, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee.

Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to eighteen years. Two of the leases also provide for renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $8,723 to $208,680. Three of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1998, two of the Partnership's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                                     Golden Corral         Baptist Memorial
                                      Corporation (1)  Health Services, Inc.

Lease Term                              15 Years                 10 Years
Expiration Date of Primary Term       December 2007            August 2007
Renewal Options                           N/A            2 Terms of 5 Years each
Square Footage of Improvements  `       12,000                    15,000
Base Annual Rental                   $  182,994                 $ 208,680

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

Property Management

Prior to June 5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative expenses at cost. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

Sale of Properties

The General Partners expect that most of the properties will be sold eight to twelve years after acquisition. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of performance of the property and market conditions and will depend, in part, on the economic benefits of continued ownership. In deciding whether to sell properties, the General Partners will consider factors such as potential capital appreciation, cash flow and federal income tax consequences. The General Partners or their affiliates may perform various substantial real estate brokerage functions in connection with the sale of properties by the Partnership.

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

Employees

The overall management decisions of the Partnership are made by the Managing General Partner, American Asset Advisers Management Corporation IX, who delegates certain day-to-day functions to the officers of ARIC, consultants, and employees of ARIC. The Partnership itself has no employees.

Item 2.  Properties

As of March 31, 1999, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are operated as retail stores, restaurants and medical facilities.

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

Leases - Tenants are companies whose net worth exceed a minimum of $40 million. Tenants are diversified by business type and are represented by the following types of businesses: medical facilities, retail clothing and accessories, full service restaurants and fast food restaurants.

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

A total of $4,436,869 has been invested in properties as of December 31, 1998, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in
Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.  Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Stockholder Matters

As of March 31, 1999, 323 limited partners had subscribed for 5,390.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1998 and 1997, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $462,721 and $460,593, respectively and to the General Partners (GPs) in the amount of $3,000 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

                                  1998                      1997
       Quarter                    ----                      ----
        Ended              GPs           LPs         GPs          LPs
        -----              ---           ---         ---          ---

       March 31         $    750     $ 115,464    $    750    $ 114,926
       June 30          $    750     $ 115,626    $    750    $ 115,087
       September 30     $    750     $ 115,735    $    750    $ 115,223
       December 31      $    750     $ 115,896    $    750    $ 115,357

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

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses. Since the leases generally have remaining terms ranging from 4 to 10 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. Approximately $100,000 has been set aside for working capital reserves. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 1998, the Partnership had acquired five properties and had invested $4,436,869 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1998 and 1997, distributing a total of $462,721 and $460,593 to the limited partners, respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1997:

Rental income increased from $514,719 in 1997 to $551,395 in 1998 primarily as a result of negotiating a lease on one property with a new tenant at a higher rental rate. Interest income increased slightly from $5,474 in 1997 to $6,075 in 1998 as a result of an increase in average invested capital. Expenses increased by $12,556 primarily from an increase in administrative expenses. The Partnership recorded net income in 1998 of $414,920 as compared to $390,199 in 1997. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 1998.

This  information  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, the ability of the Partnership to locate suitable tenants for its properties and the ability of tenants to make payments under their respective leases.

YEAR 2000 COMPLIANCE

The operations of the Partnership are relatively simple and is managed by ARIC, a subsidiary of AmREIT, Inc. (the "Company"). The following disclosures have been made in the Form 10-KSB of the Company:

The Year 2000 problem ("Y2K") concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's information technology system consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The Company has no internally generated programmed software coding to correct, as all of the software utilized by the Company is purchased or licensed from external providers.

In 1998, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Company, including representatives from senior management, accounting and computer consultants. The Y2K Team's initial step in assessing the Company's Y2K readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. Although the Company continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Company cannot be assured that the tenants, financial institutions, transfer agent and other vendors have adequately considered the impact of the Year 2000. The Company does not expect the Y2K impact of third parties to have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

Based upon the progress the Company has made in addressing its Year 2000 issues, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company plans to address its significant Year 2000 issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance, the Company will develop contingency plans as deemed necessary at that time.

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

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Issuer

The Issuer has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 48, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

Mr.Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr.Taylor is a member of the National Board of Realtors, Texas Association of Realtors and Texas Bar Association.

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

Mr. Wild, age 50, is the former Chairman of Securities America, Inc., a registered broker/dealer, which was also the dealer/manager of the Partnership during the offering period. Mr. Wild served as the Chairman of the Board of Securities America, Inc. from 1984 to 1998 and also as its President from February 1991 to September 1997. Mr. Wild also served as the Chairman of Financial Dynamics, Inc., the holding company for Securities America, Inc. and certain other financial service companies from September 1985 until October of 1998. Realty Assets, Inc., which owns 20 percent of the common stock of the Managing General Partner, is an affiliate of the Dealer/Manager.

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Tim Kelley,  age 51,  serves as Vice  President of Capital  Markets of ARIC.
Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Randal Garbs,  age 45, serves as Vice President of Capital  Markets of ARIC.
Mr. Garbs is responsible for capital formation as well as marketing services to its tenants and developers. Mr. Garbs has over twenty years experience in marketing including acting as COO of a Houston based service company.
Mr. Garbs has earned the series 7 and 63 NASD licenses, the Texas Real Estate license and the CCIM designation. Mr. Garbs received his B.S. and M.B.A. from Houston Baptist University and is active in various community organizations and charitable foundations.

L. Larry Mangum, age 34, serves as Chief Financial Officer of ARIC. Mr. Mangum is responsible for the financial accounting and reporting relating to the ARIC-sponsored partnerships and their properties. He has over eleven years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

Other individuals who are specialists in their respective fields are periodically employed by ARIC and are engaged on an as-needed basis to perform services on behalf of the Partnership or the Managing General Partner or both. These individuals are not employees of the Partnership or the Managing General Partner nor are they employees of other ARIC-sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Don Grieb, age 47, is the Director of Development and Acquisitions of ARIC. Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW. Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Jane Costello, age 42, is a certified public accountant and is responsible for the tax accounting related to the ARIC-sponsored partnerships and their properties. She has over nineteen years experience as an accountant including over 4 years with a national public accounting firm and the last nine years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal years ended December 31, 1998 and 1997 of $3,000 and $3,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS and COMPENSATION TO GENERAL PARTNERS AND AFFILIATES.

Prior to June 5, 1998, the supervision of the operations of the properties was managed by AAA, a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services, but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $30,378 and $17,678 was paid to ARIC and AAA in 1998 and 1997, respectively. See Note 7 in the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to such services is not material.

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)      Financial Statements

             Independent Auditors' Report
             Balance Sheet, December 31, 1998
             Statements of Income for the Years Ended December 31, 1998 and 1997 Statements of Partnership Equity (Deficit) for the Years Ended December 31, 1998 and 1997 Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 Notes to Financial Statements for the Years Ended December 31, 1998 and 1997

     (2)     Financial Statement Schedules:  See (d) below

     (3)     Exhibits:  See (c) below

(b) Reports on Form 8-K filed after September 30, 1998:

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

                 (b)       Subscription    Agreement    and    Signature    Page
                           (Incorporated by reference to Exhibit D to the Prospectus).

              10 (a) (1)   Lease Agreement between Issuer and Foodmaker,  Inc.,
                           dated July 2, 1991. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1994).

              10 (a) (2)   Assignment of Lease between Issuer and Lads
                           Commercial Real Estate Developers dated October 4,
                           1991. (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

              10 (a) (3)   Assignment of Rents and Leases between Issuer and
                           Northwend Center LP dated November 8, 1991.
                           (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

              10 (a) (4)   Lease Agreement between Issuer and Golden Corral
                           Corporation dated July 14, 1992. (Incorporated by reference to the exhibit filed with the Issuer's
                           Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

              10 (a) (5)   Joint Venture Agreement between Issuer and AAA Net
                           Realty Fund X, Ltd. dated  March 15,  1993.
                           (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

              10 (a) (6)   Lease Agreement between Issuer and Baptist Memorial
                           Health Services, Inc. dated September 11, 1997.
                           (Incorporated by reference to the exhibit filed with the Issuer's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.)

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


                                      AAA Net Realty Fund IX, Ltd.


                                      /s/ H. Kerr Taylor
March 31, 1999                        ------------------
Date                                  H. Kerr Taylor, Individual General Partner


                                      American Asset Advisers Management
                                      Corporation IX, Managing General Partner


                                      By /s/ H. Kerr Taylor
March 31, 1999                        ---------------------
Date                                  H. Kerr Taylor
                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.



                                      /s/ H. Kerr Taylor
March 31, 1999                        ------------------
Date                                  H. Kerr Taylor
                                      President (Principal Executive Officer)
                                      and Director


                                      /s/ Stephen K. Wild
March 31, 1999                        -------------------
Date                                  Stephen K. Wild, Director

                                      /s/ L. Larry Mangum
March 31, 1999                        -------------------
Date                                  L. Larry Mangum, Chief Financial Officer
                                      (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                      ITEMS 7, 13 (a)(1) AND (2) AND 13(d)


                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 1998




                          AAA NET REALTY FUND IX, LTD.

                          AAA NET REALTY FUND IX, LTD.
                          INDEX TO FINANCIAL STATEMENTS






                                                                            Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-3
Balance Sheet, December 31, 1998                                             F-4
Statements of Income for the Years Ended
   December 31, 1998 and 1997                                                F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 1998 and 1997                            F-6
Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997                                                F-7
Notes to Financial Statements for the Years Ended
   December 31, 1998 and 1997                                        F-8 to F-11



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated Depreciation
for the Year Ended December 31, 1998                                        F-12


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund IX, Ltd. as of December 31, 1998 and the related statements of income, partnership equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 1998

 ASSETS
 Cash and cash equivalents                                    $        216,302
 Property:
   Land                                                              1,490,494
   Buildings                                                         2,946,375
                                                              ----------------
                                                                     4,436,869
   Accumulated depreciation                                           (640,101)
                                                              ----------------
     Total property                                                  3,796,768
                                                              ----------------
 Other assets:
   Accrued rental income                                                28,240
                                                              ----------------
 TOTAL ASSETS                                                 $      4,041,310
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $         13,427
                                                              ----------------
     TOTAL LIABILITIES                                                  13,427
                                                              ----------------
 Partnership equity (deficit):
   General partners                                                     (2,835)
   Limited partners                                                  4,030,718
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        4,027,883
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      4,041,310
                                                              ================














 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                        1998              1997
                                                        ----              ----
 Revenues:
   Rental income                                $      551,395    $      514,719
   Interest income                                       6,075             5,474
                                                         -----             -----

     Total revenues                                    557,470           520,193
                                                       -------           -------

 Expenses:
   Advisory fees to related party                       30,378            17,678
   Depreciation                                         93,536            93,536
   Professional fees                                    18,636            18,780
                                                        ------            ------

     Total expenses                                    142,550           129,994
                                                       -------           -------

 Net income                                     $      414,920    $      390,199
                                                ==============    ==============

 Allocation of net income:
   General partners                             $        4,149    $        3,902
   Limited partners                                    410,771           386,297
                                                       -------           -------

                                                $      414,920    $      390,199
                                                ==============    ==============

 Net income per unit                            $        76.97    $        72.39
                                                ==============    ==============

 Weighted average units outstanding                    5,390.5           5,390.5
                                                       =======           =======












See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                   STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                       General        Limited
                                       Partners       Partners         Total
                                       --------       --------         -----
 Balance at December 31, 1996       $  (4,886)     $  4,156,964   $   4,152,078

   Net income                           3,902           386,297         390,199

   Distributions ($85.45 per Limited
                  Partnership Unit)    (3,000)         (460,593)       (463,593)
                                       ------          --------        --------

 Balance at December 31, 1997          (3,984)        4,082,668       4,078,684

   Net income                           4,149           410,771         414,920

   Distributions ($85.84 per Limited
                  Partnership Unit)    (3,000)         (462,721)       (465,721)
                                       ------          --------        --------

 Balance at December 31, 1998       $  (2,835)     $  4,030,718   $   4,027,883
                                     =========      ============   =============






















 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                       1998              1997
                                                       ----              ----
 Cash flows from operating activities:
   Net income                                   $    414,920       $    390,199
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation                                   93,536             93,536
       Decrease (increase) in accounts
         receivable                                   46,875            (45,825)
       Increase in accrued rental income             (21,180)            (7,060)
       Increase (decrease) in accounts
         payable                                      (2,047)             2,520
                                                      ------              -----
         Net cash provided by operating
           activities                                532,104            433,370
                                                     -------            -------

 Cash flows from financing activities:
   Distributions paid to partners                   (465,721)          (463,593)
                                                    --------           --------
     Net cash used in financing
       activities                                   (465,721)          (463,593)
                                                    --------           --------

 Net increase (decrease) in cash and
   cash equivalents                                   66,383            (30,223)
 Cash and cash equivalents at beginning of year      149,919            180,142
                                                     -------            -------
 Cash and cash equivalents at end of year       $    216,302     $      149,919
                                                ============     ==============




















See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


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

       The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June 5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party.

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

       The final  property  acquisition  was completed as a joint  venture.  The
       Partnership's interest in the joint venture is 4.8%. At December 31, 1998, the net book value of this property comprised 1.6% of total assets, the rental income of $8,723 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

       DEPRECIATION

       Buildings  are  depreciated  using  the  straight-line   method  over  an
       estimated useful life of 31.5 years.

       STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

       No cash was paid for income taxes or interest during 1998 or 1997.

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

4.     OPERATING LEASES

       A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1998 are as follows:

                                 1999           $   530,215
                                 2000           $   535,840
                                 2001           $   547,090
                                 2002           $   511,923
                                 2003           $   472,193
                                 2004-2009      $ 1,972,668

5.     MAJOR TENANTS

       The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1998 and 1997:

                                                       1998            1997
                                                       ----            ----
             Foodmaker (Texas)                   $     68,995     $    66,212
             Tandy Corporation (Tennessee)       $          -     $   109,896 *
             Baptist Memorial Health
               Services, Inc. (Tennessee)        $    208,680     $    69,560
             Payless ShoeSource/WaldenBooks
               (Texas)                           $     82,000     $    77,331
             Golden Corral Corporation
               (Texas)                           $    191,720     $   191,720
                                                 ------------     -----------
                   Total                         $    551,395     $   514,719
                                                 ============     ===========

             * Lease terminated during 1997

6.     INCOME RECONCILIATION

       A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the year ended December 31:

                                                  1998                   1997
                                                  ----                   ----

           Net income for financial
             reporting purposes             $     414,920          $    390,199

           Accrued rental income                  (21,180)               (7,060)
                                            -------------          -------------

           Income for tax reporting
             purposes                       $     393,740          $    383,139
                                            =============          =============


7.      RELATED PARTY TRANSACTIONS

        The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $30,378 and $17,678 was incurred and paid to ARIC and AAA in 1998 and 1997, respectively.

                          AAA NET REALTY FUND IX, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                                                        LIFE ON
                                                                                                                        WHICH
                                                                                                                        DEPREC.
                                                                                                                        IN LATEST
                                                                                                                        INCOME
   PROPERTY                 ENCUM-                        IMPROVE-  COST AT CLOSE OF YEAR    ACCUM.  DATE OF   DATE     STMT. IS
  DESCRIPTION               BRANCES  BUILDING    LAND      MENTS     BUILDING     LAND        DEPR.   CONST.  ACQUIRED  COMPUTED
  -----------               -------  --------    ----      -----     --------     ----        -----   ------  --------  --------



 Jack in the Box,            $0      $406,805   $174,345    $0      $406,805   $174,345     $96,320   N/A     07-12-91  31.5 Years
    Texas

 Baptist Memorial Health     $0    $1,097,725   $470,454    $0    $1,097,725   $470,454    $252,651   N/A      10-4-91  31.5 Years
   Services, Inc.
    Tennessee

 Payless Shoe Source,        $0      $393,573   $168,674    $0      $393,573   $168,674     $89,300   N/A     11-07-91  31.5 Years
    Texas

 Golden Corral Restaurant,   $0      $995,048   $654,211    $0      $995,048   $654,211    $192,044   N/A     08-20-92  31.5 Years
    Texas

 Golden Corral Restaurant,   $0       $53,224    $22,810    $0       $53,224    $22,810      $9,786   N/A     03-15-93  31.5 Years
                             --       -------    -------    --       -------    -------      ------
    Texas

                             $0    $2,946,375 $1,490,494    $0    $2,946,375 $1,490,494    $640,101
                             ==    ========== ==========    ==    ========== ==========    ========



(1) Transactions in real estate and accumulated depreciation during 1998 and 1997 are summarized as follows:

                                                                 Accumulated
                                                       Cost      Depreciation
                                                       ----      ------------
Balance at December 31, 1996                        $4,436,869     $453,030
Acquisitions                                                $0           $0
Depreciation expense                                        $0      $93,535
                                                    ----------     --------
Balance at December 31, 1997                        $4,436,869     $546,565
Acquisitions                                                $0           $0
Depreciation expense                                        $0      $93,536
                                                    ----------     --------
Balance at December 31, 1998                        $4,436,869     $640,101
                                                    ==========     ========

(2) Aggregate cost for Federal income tax purposes  $4,436,869
                                                    ==========