Form 10QSB
period 1999-03-31
AAA NET REALTY FUND IX LTD
filed 1999-05-14
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the transition period from ---------- to ----------


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

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                               $    214,517
 Property:
   Land                                                     1,490,494
   Buildings                                                2,946,375
                                                         ------------
                                                            4,436,869
   Accumulated depreciation                                  (663,485)
                                                         ------------
     Total property                                         3,773,384
                                                         ------------
 Other assets:
   Accrued rental income                                       33,535
                                                         ------------
 TOTAL ASSETS                                            $  4,021,436
                                                         ============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                      $      6,545
                                                         ------------
     TOTAL LIABILITIES                                          6,545
                                                         ------------
 Partnership equity (deficit):
   General partners                                            (2,546)
   Limited partners                                         4,017,437
                                                         ------------
     TOTAL PARTNERSHIP EQUITY                               4,014,891
                                                         ------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                $  4,021,436
                                                         ============








 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                  1999           1998
                                                  ----           ----
 Revenues:
   Rental income                            $   140,646     $   137,849
   Interest income                                1,852             869
                                            -----------     -----------

     Total revenues                             142,498         138,718
                                            -----------     -----------

 Expenses:
   Advisory fees to related party                 9,960           4,389
   Depreciation                                  23,384          23,384
   Professional fees                              5,392          10,204
                                            -----------     -----------

     Total expenses                              38,736          37,977
                                            -----------     -----------

 Net income                                 $   103,762     $   100,741
                                            ===========     ===========

 Allocation of net income:
   General partners                         $     1,038     $     1,007
   Limited partners                             102,724          99,734
                                            -----------     -----------

                                            $   103,762     $   100,741
                                            ===========     ===========

 Net income per unit                        $     19.25     $     18.69
                                            ===========     ===========

 Weighted average units outstanding             5,390.5         5,390.5
                                            ===========     ===========









 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                          1999          1998
                                                          ----          ----
Cash flows from operating activities:
  Net income                                          $  103,762    $  100,741
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                        23,384        23,384
      Decrease in accounts receivable                          -        46,875
      Increase in accrued rental income                   (5,295)       (5,295)
      Decrease in accounts payable                        (6,882)       (3,382)
                                                      ----------    ----------
        Net cash provided by operating activities        114,969       162,323
                                                      ----------    ----------

Cash flows from financing activities:
  Distributions paid to partners                        (116,754)     (116,214)
                                                      ----------    ----------
    Net cash used in financing activities               (116,754)     (116,214)
                                                      ----------    ----------

Net(decrease)increase in cash and cash equivalents        (1,785)       46,109
Cash and cash equivalents at beginning of period         216,302       149,919
                                                      ----------    ----------
Cash and cash equivalents at end of period            $  214,517    $  196,028
                                                      ==========    ==========











 See Notes to Financial Statements.
                                        4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1999 or 1998.

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At March 31, 1999, the net book value of this property comprised 1.6% of total assets, the rental income of $2,181 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

     All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month period ended March 31, 1999 and March 31, 1998.

     The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $9,960 and $4,389 was incurred and paid to ARIC and AAA for the three months ended March 31, 1999 and 1998, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, 1999 and 1998, respectively:

                                                          Year to Date
                                                      1999          1998
                                                      ----          ----

     Foodmaker, Inc. (Texas)                        $ 17,249        $ 17,249
     Baptist Memorial Health
       Services, Inc. (Tennessee)                     52,170          52,170
     Payless Shoe Source/WaldenBooks (Texas)          20,500          20,500
     Golden Corral Corporation (Texas)                50,727          47,930
                                                    ---------       ---------
         Total                                      $140,646        $137,849
                                                    =========       =========

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

The operations of the Partnership are relatively simple and are managed by ARIC, a subsidiary of AmREIT, Inc. (The "Company"). The following disclosure has been made in the Form 10-KSB of the Company.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, revenues totaled $142,498 which was comprised of $140,646 of rental income and $1,852 of interest income. Rental income increased from the rental income recorded in the first quarter of 1998 primarily as a result of percentage rent being collected from Golden Corral Corporation. Expenses increased slightly by $759 primarily from an increase in administrative expenses, partially offset by a decrease in professional fees. The Partnership recorded net income for the first quarter of 1999 of $103,762 as compared to net income of $100,741 for the first quarter of 1998.

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






                                  AAA Net Realty Fund IX, Ltd.
                                  (Issuer)




May 14, 1999                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President of General Partner





May 14, 1999                      /s/ L. Larry Mangum
------------                      -------------------
Date                              L. Larry Mangum (Principal Accounting Officer)