Form 10QSB
period 1999-06-30
AAA NET REALTY FUND IX LTD
filed 1999-08-16
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the transition period from ---------  to ----------


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

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $        219,738
 Property:
   Land                                                              1,490,494
   Buildings                                                         2,946,375
                                                              ----------------
                                                                     4,436,869
   Accumulated depreciation                                           (686,869)
                                                              ----------------
     Total property                                                  3,750,000
                                                              ----------------
 Other assets:
   Accrued rental income                                                38,830
                                                              ----------------
 TOTAL ASSETS                                                 $      4,008,568
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $          9,665
                                                              ----------------
     TOTAL LIABILITIES                                                   9,665
                                                              ----------------
 Partnership equity (deficit):
   General partners                                                     (2,287)
   Limited partners                                                  4,001,190
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        3,998,903
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      4,008,568
                                                              ================








 See Notes to Financial Statements.
                                        2


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                             Quarter                    Year To Date

                                         1999         1998          1999          1998
                                         ----         ----          ----          ----
 Revenues:
   Rental income                    $  137,848   $  137,849     $  278,494    $  275,698
   Interest income                       1,747        1,041          3,599         1,910
                                    ----------   ----------     ----------    ----------

     Total revenues                    139,595      138,890        282,093       277,608
                                    ----------   ----------     ----------    ----------

 Expenses:
   Advisory fees to related party        9,960        4,389         19,920         8,778
   Depreciation                         23,384       23,384         46,768        46,768
   Professional fees                     5,378        2,220         10,770        12,424
                                    ----------   ----------     ----------    ----------

     Total expenses                     38,722       29,993         77,458        67,970
                                    ----------   ----------     ----------    ----------

 Net income                         $  100,873   $  108,897     $  204,635    $  209,638
                                    ==========   ==========     ==========    ==========

 Allocation of net income:
   General partners                 $    1,009   $    1,089     $    2,047    $    2,096
   Limited partners                     99,864      107,808        202,588       207,542
                                    ----------   ----------     ----------    ----------

                                    $  100,873   $  108,897     $  204,635    $  209,638
                                    ==========   ==========     ==========    ==========

 Net income per unit                $    18.71   $    20.20     $    37.96    $    38.89
                                    ==========   ==========     ==========    ==========

 Weighted average units outstanding    5,390.5      5,390.5        5,390.5       5,390.5
                                    ==========   ==========     ==========    ==========








  See Notes to Financial Statements.



                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                           Quarter                    Year To Date

                                                     1999           1998           1999           1998
                                                     ----           ----           ----           ----
 Cash flows from operating activities:
   Net income                                    $  100,873     $  108,897     $  204,635     $  209,638
   Adjustments to reconcile net income
     to net cash flows from operating activities:
       Depreciation                                  23,384         23,384         46,768         46,768
       Decrease in accounts receivable                    -              -              -         46,875
       Increase in accrued rental income             (5,295)        (5,295)       (10,590)       (10,590)
       Increase (decrease) in accounts payable        3,120         (1,067)        (3,762)        (4,449)
                                                 ----------     ----------     ----------     ----------
         Net cash provided by operating activities  122,082        125,919        237,051        288,242
                                                 ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners                  (116,861)      (116,376)      (233,615)      (232,590)
                                                 ----------     ----------     ----------     ----------
     Net cash used in financing activities         (116,861)      (116,376)      (233,615)      (232,590)
                                                 ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents            5,221          9,543          3,436         55,652
 Cash and cash equivalents at beginning of period   214,517        196,028        216,302        149,919
                                                 ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period      $  219,738     $  205,571     $  219,738     $  205,571
                                                 ==========     ==========     ==========     ==========






 See Notes to Financial Statements.


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

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

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At June 30, 1999, the net book value of this property comprised 1.6% of total assets, the rental income of $4,361 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

     All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1999 and 1998.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $9,960 and $19,920 was incurred and paid to ARIC for the three and six months ended June 30, 1999, respectively and $4,389 and $8,778 was incurred and paid to AAA or ARIC for the three and six months ended June 30, 1998, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1999 and 1998:


                                                     Quarter                 Year to Date


                                                 1999         1998         1999         1998
                                                 ----         ----         ----         ----
     Foodmaker, Inc. (Texas)                 $  17,248    $  17,249    $  34,497    $  34,498
     Baptist Memorial Health
      Services, Inc. (Tennessee)                52,170       52,170      104,340      104,340
     Payless Shoe Source/WaldenBooks (Texas)    20,500       20,500       41,000       41,000
     Golden Corral Corporation (Texas)          47,930       47,930       98,657       95,860
                                             ---------    ---------    ---------    ---------
           Total                             $ 137,848    $ 137,849    $ 278,494    $ 275,698
                                             =========    =========    =========    =========




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

RESULTS OF OPERATIONS

For the three months ended June 30, 1999, revenues totaled $139,595 which was comprised of $137,848 of rental income and $1,747 of interest income. Rental income is unchanged from the rental income recorded in the second quarter of 1998. Expenses increased by $8,729 primarily from an increase in professional and advisory fees. The Partnership recorded net income for the second quarter of 1999 of $100,873 as compared to net income of $108,897 for the second quarter of 1998.

For the six months ended June 30, 1999, revenues totaled $282,093 which was comprised of $278,494 of rental income and $3,599 of interest income. Rental income increased from the rental income recorded in the first six months of 1998 primarily as a result of annual percentage rent proceeds received on one of two Golden Corral Restaurants. Expenses increased by $9,488 primarily from an increase in advisory fees which were partially offset by a slight decrease in professional fees. The Partnership recorded net income for the first six months of 1999 of $204,635 as compared to net income of $209,638 for the first six months of 1998.

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






                                  AAA Net Realty Fund IX, Ltd.
                                  ----------------------------
                                  (Issuer)




August 13, 1999                   /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





August 13, 1999                   /s/ L. Larry Mangum
---------------                   -------------------
Date                              L. Larry Mangum (Principal Accounting Officer)