Form 10QSB
period 1999-09-30
AAA NET REALTY FUND IX LTD
filed 1999-11-15
CIK 860754

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------     ---------------

Commission File Number:         033-33504


                          AAA NET REALTY FUND IX, LTD.


         NEBRASKA LIMITED PARTNERSHIP        IRS IDENTIFICATION NO. 76-0318157

         8 GREENWAY PLAZA, SUITE 824         HOUSTON, TX 77046
                                             (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEET
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

ASSETS
Cash and cash equivalents                     $   230,589
Property:
  Land                                          1,490,494
  Buildings                                     2,946,375
                                              -----------
                                                4,436,869
  Accumulated depreciation                       (710,253)
                                              -----------
      Total property                            3,726,616
                                              -----------
 Other assets:
  Accrued rental income                            44,125
                                              -----------
TOTAL ASSETS                                  $ 4,001,330
                                              ===========

LIABILITIES AND PARTNERSHIP EQUITY
Liabilities:
  Accounts payable                            $    13,541
                                              -----------
      TOTAL LIABILITIES                            13,541
                                              -----------
Partnership equity (deficit):
  General partners                                 (1,978)
  Limited partners                              3,989,767
                                              -----------
      TOTAL PARTNERSHIP EQUITY                  3,987,789
                                              -----------
TOTAL LIABILITIES AND PARTNERSHIP EQUITY      $ 4,001,330
                                              ===========

                      See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                             STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                  Quarter                          Year To Date
                                          --------------------------        --------------------------
                                            1999             1998             1999             1998
                                          ---------        ---------        ---------        ---------
 Revenues:
       Rental income                      $ 137,849        $ 137,848        $ 416,343        $ 413,546
       Interest income                        1,678            2,121            5,277            4,031
                                          ---------        ---------        ---------        ---------
            Total revenues                  139,527          139,969          421,620          417,577
                                          ---------        ---------        ---------        ---------
 Expenses:
       Advisory fees to related party         9,960            4,389           29,880           13,167
       Depreciation                          23,384           23,384           70,152           70,152
       Professional fees                        274            3,372           11,044           15,796
                                          ---------        ---------        ---------        ---------

            Total expenses                   33,618           31,145          111,076           99,115
                                          ---------        ---------        ---------        ---------

 Net income                               $ 105,909        $ 108,824        $ 310,544        $ 318,462
                                          =========        =========        =========        =========
 Allocation of net income:
       General partners                   $  1 ,059        $   1,089        $   3,106        $   3,185
       Limited partners                     104,850          107,735          307,438          315,277
                                          ---------        ---------        ---------        ---------
                                          $ 105,909        $ 108,824        $ 310,544        $ 318,462
                                          =========        =========        =========        =========
 Net income per unit                      $   19.65        $   20.19        $   57.61        $   59.08
                                          =========        =========        =========        =========

 Weighted average units outstanding         5,390.5          5,390.5          5,390.5          5,390.5
                                          =========        =========        =========        =========



 See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                                Quarter                          Year To Date
                                                                        --------------------------        --------------------------
                                                                          1999             1998             1999            1998
                                                                        ---------        ---------        ---------       ---------
 Cash flows from operating activities:
       Net income                                                       $ 105,909        $ 108,824        $ 310,544       $ 318,462
       Adjustments to reconcile net income to net cash
            flows from operating activities:
                Depreciation                                               23,384           23,384           70,152          70,152
                Decrease in accounts receivable                                 -                -                -          46,875
                Increase in accrued rental income                          (5,295)          (5,295)         (15,885)        (15,885)
                Increase (decrease) in accounts payable                     3,876              186              114          (4,263)
                                                                        ---------        ---------        ---------       ---------
                     Net cash provided by operating activities            127,874          127,099          364,925         415,341
                                                                        ---------        ---------        ---------       ---------

 Cash flows from financing activities:
       Distributions paid to partners                                    (117,023)        (116,484)        (350,638)       (349,074)
                                                                        ---------        ---------        ---------       ---------
            Net cash used in financing activities                        (117,023)        (116,484)        (350,638)       (349,074)
                                                                        ---------        ---------        ---------       ---------

 Net increase in cash and cash equivalents                                 10,851           10,615           14,287          66,267
 Cash and cash equivalents at beginning of period                         219,738          205,571          216,302         149,919
                                                                        ---------        ---------        ---------       ---------
 Cash and cash equivalents at end of period                             $ 230,589        $ 216,186        $ 230,589       $ 216,186
                                                                        =========        =========        =========       =========




 See Notes to Financial Statements.

                         AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

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

  The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At September 30, 1999, the net book value of this property comprised 1.6% of total assets, the rental income of $6,542 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles.
  The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1999 and 1998.

  The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

2.PARTNERSHIP EQUITY

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

3.RELATED PARTY TRANSACTIONS

  The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, a total of $9,960 and $29,880 was incurred and paid to ARIC for the three and nine months ended September 30, 1999, respectively and $4,389 and $13,167 was incurred and paid to AAA or ARIC for the three and nine months ended September 30, 1998, respectively.

4.MAJOR LESSEES

  The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1999 and 1998:

                                                                      Quarter             Year to Date
                                                               1999           1998       1999       1998
                                                             --------       --------   --------   --------
     Foodmaker, Inc. (Texas)                                 $ 17,249       $ 17,248   $ 51,746   $ 51,746
     Baptist Memorial Health Services, Inc. (Tennessee)        52,170         52,170    156,510    156,510
     Payless Shoe Source/WaldenBooks (Texas)                   20,500         20,500     61,500     61,500
     Golden Corral Corporation (Texas)                         47,930         47,930    146,587    143,790
                                                             --------       --------   --------   --------
           Total                                             $137,849       $137,848   $416,343   $413,546
                                                             ========       ========   ========   ========

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

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by December 31, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1999, revenues totaled $139,527 which was comprised of $137,849 of rental income and $1,678 of interest income. Rental income is unchanged from the rental income recorded in the third quarter of 1998. Expenses increased by $2,473 primarily from an increase in advisory fees which were partially offset by a decrease in professional fees. The Partnership recorded net income for the third quarter of 1999 of $105,909 as compared to net income of $108,824 for the third quarter of 1998.

For the nine months ended September 30, 1999, revenues totaled $421,620 which was comprised of $416,343 of rental income and $5,277 of interest income.
Rental income increased from the rental income recorded in the first nine months of 1998 primarily as a result of annual percentage rent proceeds received on one of two Golden Corral Restaurants. Expenses increased by $11,961 primarily from an increase in advisory fees which were partially offset by a decrease in professional fees. The Partnership recorded net income for the first nine months of 1999 of $310,544 as compared to net income of $318,462 for the first nine months of 1998.

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



                                    AAA Net Realty Fund IX, Ltd.
                                    --------------------------------------------
                                    (Issuer)



November 15, 1999                   /s/ H. Kerr Taylor
-----------------                   --------------------------------------------
Date                                H. Kerr Taylor, President of General Partner



November 15, 1999                   /s/ L. Larry Mangum
-----------------                   --------------------------------------------
Date                                L. Larry Mangum (Principal Accounting
                                    Officer)