Form 10KSB
period 1999-12-31
AAA NET REALTY FUND IX LTD
filed 2000-03-30
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Issuer's revenues for its most recent fiscal year: $561,114

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

Properties

As of December 31, 1999, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee.

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

During 1999, four of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                                       Foodmaker               Payless Shoes               Golden Corral         Baptist Memorial
                                                                                          Corporation (1)      Health Services, Inc.


Lease Term                             13 Years                  11 Years                     15 Years                10 Years
Expiration Date of Primary Term       July 2009                January 2003                December 2007            August 2007
Renewal Options                          N/A                       N/A                          N/A          2 Terms of 5 Years each
Square Footage of Improvements  `       2,238                     4,000                       12,000                  15,000
Base Annual Rental                    $68,998                   $82,000                   $  182,994               $ 208,680


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

Item 2.  Properties

As of December 31, 1999, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are operated as retail stores, restaurants and medical facilities.

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

A total of $4,436,869 has been invested in properties as of December 31, 1999, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in
Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.  Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 1999, 323 limited partners had subscribed for 5,390.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 1999 and 1998, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $464,661 and $462,721, respectively and to the General Partners (GPs) in the amount of $3,000 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

                                  1999                      1998
       Quarter                    ----                      ----
        Ended              GPs           LPs         GPs          LPs
        -----              ---           ---         ---          ---

       March 31         $    750     $ 116,004    $    750    $ 115,464
       June 30          $    750     $ 116,111    $    750    $ 115,626
       September 30     $    750     $ 116,273    $    750    $ 115,735
       December 31      $    750     $ 116,273    $    750    $ 115,896

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

As of December 31, 1999, the Partnership had acquired five properties and had invested $4,436,869 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 1999 and 1998, distributing a total of $464,661 and $462,721 to the limited partners, respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998:

Rental income increased from $551,395 in 1998 to $554,192 in 1999 primarily as a result of percentage rent in the amount of $2,794 being paid by Golden Corrall Corporation. Interest income increased slightly from $6,075 in 1998 to $6,922 in 1999 as a result of increased cash balances held in the money market accounts and a rising interest rate environment. Expenses increased by $6,373 primarily from an increase in advisory fees paid to related parties. ARIC as advisor to the partnership increased its advisory fees charged in order to cover the increased costs in advising the partnership. The Partnership recorded net income in 1999 of $412,191 as compared to $414,920 in 1998. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 1999.

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

YEAR 2000 COMPLIANCE

The operations of the Partnership are relatively simple. The Partnership is managed by ARIC, a subsidiary of AmREIT, Inc. (the "Company"). The following disclosures have been made in the Form 10-KSB of the Company:

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

In 1999, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Company, including representatives from senior management, accounting and computer consultants. The Y2K Team's initial step in assessing the Company's Y2K readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems.

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team contacted the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team requested and evaluated documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Company did not encounter any material Y2K impact of third parties, nor did they have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment and software application. The Company did not incur more than $2,500 in Year 2000 remedial measures.

Through March 13, 2000 the Company has not experienced any significant issues related to the Year 2000. Based on this, the Company does not forsee significant risks associated with the Year 2000..

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

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Issuer

The Issuer has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 49, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

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

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Tim Kelley,  age 52,  serves as Vice  President of Capital  Markets of ARIC.
Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Chad C. Braun, age 27 serves as Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining the Company Mr. Braun served as a manager at Ernst & Young, LLP, in the real estate advisory services group. Mr Braun has provided extensive consulting and accounting services to a number of REITS and private real estate companies. Mr. Braun received a B.B.A. degree in accounting and finance from Hardin Simmons University and subsequently earned the CPA designation.

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

These individuals are:

Don Grieb, age 48, is the Director of Development and Acquisitions of ARIC. Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW. Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Jane Costello, age 43, is a certified public accountant and is responsible for the tax accounting related to the ARIC-sponsored partnerships and their properties. She has over nineteen years experience as an accountant including over 4 years with a national public accounting firm and the last nine years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1999, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

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

Prior to June 5, 1998, the supervision of the operations of the properties was managed by AAA, a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services, but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $39,840 and $30,378 was paid to ARIC and AAA in 1999 and 1998, respectively. See Note 7 in the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to such services is not material.

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)      Financial Statements

             Independent Auditors' Report
             Balance Sheet, December 31, 1999
             Statements of Income for the Years Ended December 31, 1999 and 1998 Statements of Partnership Equity (Deficit) for the Years Ended December 31, 1999 and 1998
             Statements of Cash Flows for the Years Ended December 31, 1999 and 1998
             Notes to Financial Statements for the Years Ended December 31, 1999 and 1998

     (2)     Financial Statement Schedules:  See (d) below

     (3)     Exhibits:  See (c) below

(b) Reports on Form 8-K filed after September 30, 1999:

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


                                      AAA Net Realty Fund IX, Ltd.


                                      /s/ H. Kerr Taylor
March 30, 2000                        ------------------
Date                                  H. Kerr Taylor, Individual General Partner


                                      American Asset Advisers Management
                                      Corporation IX, Managing General Partner


                                      By /s/ H. Kerr Taylor
March 30, 2000                        ---------------------
Date                                  H. Kerr Taylor
                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.



                                      /s/ H. Kerr Taylor
March 30, 2000                        ------------------
Date                                  H. Kerr Taylor
                                      President (Principal Executive Officer)
                                      and Director



                                      /s/ Chad C. Braun
March 30, 2000                        -------------------
Date                                  Chad C. Braun Vice President of Finance
                                      (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                      ITEMS 7, 13 (a)(1) AND (2) AND 13(d)


                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 1999




                          AAA NET REALTY FUND IX, LTD.

                          AAA NET REALTY FUND IX, LTD.
                          INDEX TO FINANCIAL STATEMENTS






                                                                            Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-3
Balance Sheet, December 31, 1999                                             F-4
Statements of Income for the Years Ended
   December 31, 1999 and 1998                                                F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 1999 and 1998                            F-6
Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998                                                F-7
Notes to Financial Statements for the Years Ended
   December 31, 1999 and 1998                                        F-8 to F-11



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated Depreciation
for the Year Ended December 31, 1999                                        F-12


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund IX, Ltd. as of December 31, 1999, and the related statements of income, partnership equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2000

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

 ASSETS
 Cash and cash equivalents                                    $        234,177
 Property:
   Land                                                              1,490,494
   Buildings                                                         2,946,375
                                                              ----------------
                                                                     4,436,869
   Accumulated depreciation                                           (733,636)
                                                              ----------------
     Total property, net                                             3,703,233
                                                              ----------------
 Other assets:
   Accrued rental income                                                49,420
                                                              ----------------
 TOTAL ASSETS                                                 $      3,986,830
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $         14,417
                                                              ----------------
     TOTAL LIABILITIES                                                  14,417
                                                              ----------------
 Partnership equity (deficit):
   General partners                                                     (1,712)
   Limited partners                                                  3,974,125
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        3,972,413
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      3,986,830
                                                              ================














 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                        1999              1998
                                                        ----              ----
 Revenues:
   Rental income                                $      554,192    $      551,395
   Interest income                                       6,922             6,075
                                                         -----             -----

     Total revenues                                    561,114           557,470
                                                       -------           -------

 Expenses:
   Advisory fees to related party                       39,840            30,378
   Depreciation                                         93,535            93,536
   Professional fees                                    15,548            18,636
                                                        ------            ------

     Total expenses                                    148,923           142,550
                                                       -------           -------

 Net income                                     $      412,191    $      414,920
                                                ==============    ==============

 Allocation of net income:
   General partners                             $        4,123    $        4,149
   Limited partners                                    408,068           410,771
                                                       -------           -------

                                                $      412,191    $      414,920
                                                ==============    ==============

 Net income per unit                            $        76.47    $        76.97
                                                ==============    ==============

 Weighted average units outstanding                    5,390.5           5,390.5
                                                       =======           =======












See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                   STATEMENTS OF PARTNERSHIP EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                       General        Limited
                                       Partners       Partners         Total
                                       --------       --------         -----
 Balance at December 31, 1997       $  (3,984)     $  4,082,668   $   4,078,684

   Net income                           4,149           410,771         414,920

   Distributions ($85.45 per Limited
                  Partnership Unit)    (3,000)         (462,721)       (465,721)
                                       ------          --------        --------

 Balance at December 31, 1998          (2,835)        4,030,718       4,027,883

   Net income                           4,123           408,068         412,191

   Distributions ($86.19 per Limited
                  Partnership Unit)    (3,000)         (464,661)       (467,661)
                                       ------          --------        --------

 Balance at December 31, 1999       $  (1,711)     $  3,974,125   $   3,972,413
                                     =========      ============   =============






















 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                       1999              1998
                                                       ----              ----
 Cash flows from operating activities:
   Net income                                   $    412,191       $    414,920
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation                                   93,535             93,536
       Decrease in accounts receivable                     -             46,875
       Increase in accrued rental income             (21,180)           (21,180)
       Increase (decrease) in accounts
         payable                                         990             (2,047)
                                                      ------              -----
         Net cash provided by operating
           activities                                485,536            532,104
                                                     -------            -------

 Cash flows from financing activities:
   Distributions paid to partners                   (467,661)          (465,721)
                                                    --------           --------
     Net cash used in financing
       activities                                   (467,661)          (465,721)
                                                    --------           --------

 Net increase in cash and
   cash equivalents                                   17,875             66,383
 Cash and cash equivalents at beginning of year      216,302            149,919
                                                     -------            -------
 Cash and cash equivalents at end of year       $    234,177     $      216,302
                                                ============     ==============




















See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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

       Management reviews its properties for impairment whenever events or changes in circumstances indicate that carrying the amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occured by comparing the estimated future cash flows (undiscounted and without interest charges) including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

       The final  property  acquisition  was completed as a joint  venture.  The
       Partnership's interest in the joint venture is 4.8%. At December 31, 1999, the net book value of this property comprised 1.6% of total assets, the rental income of $8,723 comprised 1.6% of total rental income and 2.1% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

       DEPRECIATION

       Buildings  are  depreciated  using  the  straight-line   method  over  an
       estimated useful life of 31.5 years.

       STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

       No cash was paid for income taxes or interest during 1999 or 1998.

       REVENUE RECOGNITION

       Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received.

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

       RECENT ACCOUNTING PRONOUNCEMENT

       In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" Deferral of the effective date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as amended by SFAS 137 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

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

4.     OPERATING LEASES

       A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1999 are as follows:

                                 2000           $   535,840
                                 2001               547,090
                                 2002               511,923
                                 2003               472,193
                                 2004               483,484
                                 2005-2009        1,488,349
                                                -----------
                                                $ 4,038,879
                                                ===========

5.     MAJOR TENANTS

       The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1999 and 1998:

                                                       1999            1998
                                                       ----            ----
             Foodmaker (Texas)                   $     68,998     $    68,995
             Baptist Memorial Health
               Services, Inc. (Tennessee)             208,680         208,680
             Payless ShoeSource/WaldenBooks
               (Texas)                                 82,000          82,000
             Golden Corral Corporation
               (Texas)                                194,514         191,720
                                                 ------------     -----------
                   Total                         $    554,192     $   551,395
                                                 ============     ===========


6.     INCOME RECONCILIATION

       A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:

                                                  1999                   1998
                                                  ----                   ----

           Net income for financial
             reporting purposes             $     412,191          $    414,920

           Accrued rental income                  (21,180)              (21,180)
                                            -------------          -------------

           Income for tax reporting
             purposes                       $     391,011          $    393,740
                                            =============          =============


7.      RELATED PARTY TRANSACTIONS

        The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $39,840 and $30,378 was incurred and paid to ARIC and AAA in 1999 and 1998, respectively.

                          AAA NET REALTY FUND IX, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                                                        LIFE ON
                                                                                                                        WHICH
                                                                                                                        DEPREC.
                                                                                                                        IN LATEST
                                                                                                                        INCOME
   PROPERTY                 ENCUM-                        IMPROVE-  COST AT CLOSE OF YEAR    ACCUM.  DATE OF   DATE     STMT. IS
  DESCRIPTION               BRANCES  BUILDING    LAND      MENTS     BUILDING     LAND        DEPR.   CONST.  ACQUIRED  COMPUTED
  -----------               -------  --------    ----      -----     --------     ----        -----   ------  --------  --------



 Jack in the Box,            $0      $406,805   $174,345    $0      $406,805   $174,345    $109,235   N/A     07-12-91  31.5 Years
    Texas

 Baptist Memorial Health     $0    $1,097,725   $470,454    $0    $1,097,725   $470,454    $287,499   N/A     10-04-91  31.5 Years
   Services, Inc.
    Tennessee

 Payless Shoe Source,        $0      $393,573   $168,674    $0      $393,573   $168,674    $101,794   N/A     11-07-91  31.5 Years
    Texas

 Golden Corral Restaurant,   $0      $995,048   $654,211    $0      $995,048   $654,211    $223,633   N/A     08-20-92  31.5 Years
    Texas

 Golden Corral Restaurant,   $0       $53,224    $22,810    $0       $53,224    $22,810     $11,475   N/A     03-15-93  31.5 Years
                             --       -------    -------    --       -------    -------      ------
    Texas

                             $0    $2,946,375 $1,490,494    $0    $2,946,375 $1,490,494    $733,636
                             ==    ========== ==========    ==    ========== ==========    ========



(1) Transactions in real estate and accumulated depreciation during 1999 and 1998 are summarized as follows:

                                                                 Accumulated
                                                       Cost      Depreciation
                                                       ----      ------------
Balance at December 31, 1997                        $4,436,869     $546,565
Acquisitions                                                $0           $0
Depreciation expense                                        $0      $93,536
                                                    ----------     --------
Balance at December 31, 1998                        $4,436,869     $640,101
Acquisitions                                                $0           $0
Depreciation expense                                        $0      $93,535
                                                    ----------     --------
Balance at December 31, 1999                        $4,436,869     $733,636
                                                    ==========     ========

(2) Aggregate cost for Federal income tax purposes  $4,436,869
                                                    ==========