Form 10QSB
period 2000-03-31
AAA NET REALTY FUND IX LTD
filed 2000-05-11
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


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

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                               $    248,701
 Property:
   Land                                                     1,490,494
   Buildings                                                2,946,375
                                                         ------------
                                                            4,436,869
   Accumulated depreciation                                  (757,020)
                                                         ------------
     Total property, net                                    3,679,849
                                                         ------------
 Other assets:
   Accrued rental income                                       54,715
                                                         ------------
 TOTAL ASSETS                                            $  3,983,265
                                                         ============

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                      $      4,759
                                                         ------------
     TOTAL LIABILITIES                                          4,759
                                                         ------------
 Partnership equity (deficit):
   General partners                                            (1,493)
   Limited partners                                         3,979,999
                                                         ------------
     TOTAL PARTNERSHIP EQUITY                               3,978,506
                                                         ------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                $  3,983,265
                                                         ============








 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                  2000           1999
                                                  ----           ----
 Revenues:
   Rental income                            $   137,963     $   140,646
   Interest income                                2,426           1,852
                                            -----------     -----------

     Total revenues                             140,389         142,498
                                            -----------     -----------

 Expenses:
   Advisory fees to related party                13,476           9,960
   Depreciation                                  23,384          23,384
   Professional fees                              6,665           5,392
                                            -----------     -----------

     Total expenses                              43,525          38,736
                                            -----------     -----------

 Net income                                 $    96,864     $   103,762
                                            ===========     ===========

 Allocation of net income:
   General partners                         $       969     $     1,038
   Limited partners                              95,895         102,724
                                            -----------     -----------

                                            $    96,864     $   103,762
                                            ===========     ===========

 Net income per unit                        $     17.97     $     19.25
                                            ===========     ===========

 Weighted average units outstanding             5,390.5         5,390.5
                                            ===========     ===========









 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                          2000          1999
                                                          ----          ----
Cash flows from operating activities:
  Net income                                          $   96,864    $  103,762
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                        23,384        23,384
      Increase in accrued rental income                   (5,295)       (5,295)
      Decrease in accounts payable                        (9,658)       (6,882)
                                                      ----------    ----------
        Net cash provided by operating activities        105,295       114,969
                                                      ----------    ----------

Cash flows from financing activities:
  Distributions paid to partners                         (90,771)     (116,754)
                                                      ----------    ----------
    Net cash used in financing activities                (90,771)     (116,754)
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents      14,524        (1,785)
Cash and cash equivalents at beginning of period         234,177       216,302
                                                      ----------    ----------
Cash and cash equivalents at end of period            $  248,701    $  214,517
                                                      ==========    ==========











 See Notes to Financial Statements.
                                        4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2000 or 1999.

     Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received.

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At March 31, 2000, the net book value of this property comprised 1.6% of total assets, the rental income of $2,295 comprised 1.7% of total rental income and 2.4% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month period ended March 31, 2000 and March 31, 1999.

     The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $9,960 was incurred and paid to ARIC and AAA for the three months ended March 31, 2000 and 1999, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31, 2000 and 1999, respectively:


                                                      2000          1999
                                                      ----          ----

     Foodmaker, Inc. (Texas)                        $ 17,249        $ 17,249
     Baptist Memorial Health
       Services, Inc. (Tennessee)                     52,170          52,170
     Payless Shoe Source/WaldenBooks (Texas)          20,500          20,500
     Golden Corral Corporation (Texas)                48,044          50,727
                                                    ---------       ---------
         Total                                      $137,963        $140,646
                                                    =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AAA Net Realty Fund IX, Ltd., a Nebraska limited partnership, was formed February 1, 1990 to acquire on a debt-free basis, existing and newly constructed commercial properties located in the continental United States and particularly in the Southwest, to leasethese properties to tenants under generally "triple net" leases, to hold the properties with the expectation of equity appreciation and eventually to resell the properties.

The Partnership's overall investment objectives are to acquire properties that offer investors the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, revenues totaled $140,389, which was comprised of $137,963 of rental income and $2,426 of interest income. Rental income decreased from the rental income recorded in the first quarter of 1999 due to less percentage rent collected from Golden Corral Corporation. Expenses increased by $4,789 primarily from an increase in advisory fees paid for the administrative services necessary for the operation of the partnership. The Partnership recorded net income for the first quarter of 2000 of $96,864 as compared to net income of $103,762 for the first quarter of 1999.

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






                                  AAA Net Realty Fund IX, Ltd.
                                  (Issuer)




May 11, 2000                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President of General Partner





May 11, 2000                      /s/ Chad C. Braun
------------                      -------------------
Date                              Chad C. Braun (Principal Accounting Officer)