Form 10QSB
period 2000-06-30
AAA NET REALTY FUND IX LTD
filed 2000-08-14
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

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

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $        283,850
 Property:
   Land                                                              1,490,494
   Buildings                                                         2,946,375
                                                              ----------------
                                                                     4,436,869
   Accumulated depreciation                                           (780,404)
                                                              ----------------
     Total property, net                                             3,656,465
                                                              ----------------
 Other assets:
   Accrued rental income                                                60,010
                                                              ----------------
 TOTAL ASSETS                                                 $      4,000,325
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $         14,085
                                                              ----------------
     TOTAL LIABILITIES                                                  14,085
                                                              ----------------
 Partnership equity (deficit):
   General partners                                                     (1,238)
   Limited partners                                                  3,987,478
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        3,986,240
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      4,000,325
                                                              ================








 See Notes to Financial Statements.
                                        2


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited


                                             Quarter                    Year To Date

                                         2000         1999          2000          1999
                                         ----         ----          ----          ----
 Revenues:
   Rental income                    $  137,848   $  137,848     $  275,811    $  278,494
   Interest income                       3,331        1,747          5,757         3,599
                                    ----------   ----------     ----------    ----------

     Total revenues                    141,179      139,595        281,568       282,093
                                    ----------   ----------     ----------    ----------

 Expenses:
   Advisory fees to related party       13,476        9,960         26,952        19,920
   Depreciation                         23,384       23,384         46,768        46,768
   Professional fees                     3,811        5,378         10,476        10,770
                                    ----------   ----------     ----------    ----------

     Total expenses                     40,671       38,722         84,196        77,458
                                    ----------   ----------     ----------    ----------

 Net income                         $  100,508   $  100,873     $  197,372    $  204,635
                                    ==========   ==========     ==========    ==========

 Allocation of net income:
   General partners                 $    1,005   $    1,009     $    1,974    $    2,047
   Limited partners                     99,503       99,864        195,398       202,588
                                    ----------   ----------     ----------    ----------

                                    $  100,508   $  100,873     $  197,372    $  204,635
                                    ==========   ==========     ==========    ==========

 Net income per unit                $    18.65   $    18.71     $    36.61    $    37.96
                                    ==========   ==========     ==========    ==========

 Weighted average units outstanding    5,390.5      5,390.5        5,390.5       5,390.5
                                    ==========   ==========     ==========    ==========








  See Notes to Financial Statements.



                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                           Quarter                    Year To Date

                                                     2000           1999           2000           1999
                                                     ----           ----           ----           ----
 Cash flows from operating activities:
   Net income                                    $  100,508     $  100,873     $  197,372     $  204,635
   Adjustments to reconcile net income to net
     cash flows from operating activities:
       Depreciation                                  23,384         23,384         46,768         46,768
       Increase in accrued rental income             (5,295)        (5,295)       (10,590)       (10,590)
       Decrease (increase) in accounts payable        9,326          3,120           (332)        (3,762)
                                                 ----------     ----------     ----------     ----------
         Net cash provided by operating activities  127,923        122,082        233,218        237,051
                                                 ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners                   (92,774)      (116,861)      (183,545)      (233,615)
                                                 ----------     ----------     ----------     ----------
     Net cash used in financing activities          (92,774)      (116,861)      (183,545)      (233,615)
                                                 ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents           35,149          5,221         49,673          3,436
 Cash and cash equivalents at beginning of period   248,701        214,517        234,177        216,302
                                                 ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period      $  283,850     $  219,738     $  283,850     $  219,738
                                                 ==========     ==========     ==========     ==========






 See Notes to Financial Statements.


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

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

     Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At June 30, 2000, the net book value of this property comprised 1.6% of total assets, the rental income of $4,475 comprised 1.6% of total rental income and 2.3% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2000 and 1999.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $9,960 was incurred and paid to ARIC for the three and six months ended June 30, 2000 and 1999, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 2000 and 1999:


                                                     Quarter                 Year to Date


                                                 2000         1999         2000         1999
                                                 ----         ----         ----         ----
     Foodmaker, Inc. (Texas)                 $  17,250    $  17,248    $  34,499    $  34,497
     Baptist Memorial Health
      Services, Inc. (Tennessee)                52,170       52,170      104,340      104,340
     Payless Shoe Source/WaldenBooks (Texas)    20,500       20,500       41,000       41,000
     Golden Corral Corporation (Texas)          47,928       47,930       95,972       98,657
                                             ---------    ---------    ---------    ---------
           Total                             $ 137,848    $ 137,848    $ 275,811    $ 278,494
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

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, revenues totaled $141,179, which was comprised of $137,848 of rental income and $3,331 of interest income, compared to total revenues of $139,595 for the three months ended June 30, 1999, which was comprised of $137,848 of rental income and $1,747 of interest income. Interest income for the second quarter of 2000 increased slightly from that of the second quarter of 1999, primarily due to more effective cash management and overnight investing opportunities. Expenses increased from $38,722 in the second quarter of 1999 to $40,671 in the second quarter of 2000, primarily from an increase in advisory fees paid for the administrative services necessary for the operation of the partnership. The Partnership recorded net income of $100,508 for the second quarter of 2000, as compared to net income of $100,873 for the second quarter of 1999.

For the six months ended June 30, 2000, revenues totaled $281,568, which was comprised of $275,811 of rental income and $5,757 of interest income, compared to total revenues of $282,093 for the six months ended June 30, 1999, which was comprised of $278,494 of rental income and $3,599 of interest income. Rental income decreased from the rental income recorded in the first six months of 1999 due to less percentage rent collected from Golden Corral Corporation. This decrease in rental income was partially off-set by an increase in interest income due to more effective cash management and overnight investing opportunities. Expenses increased from $77,458 in the first six months of 1999 to $84,196 in the first six months of 2000, primarily from an increase in advisory fees paid for the administrative services necessary for the operation of the partnership. The Partnership recorded net income of $197,372 for the first six months of 2000 as compared to net income of $204,635 for the first six months of 1999.

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






                                  AAA Net Realty Fund IX, Ltd.
                                  ----------------------------
                                  (Issuer)




August 12, 2000                   /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





August 12, 2000                   /s/ Chad C. Braun
---------------                   -------------------
Date                              Chad C. Braun (Principal Accounting Officer)