Form 10QSB
period 2000-09-30
AAA NET REALTY FUND IX LTD
filed 2000-11-14
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  SEPTEMBER 30, 2000
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $        322,037
 Property:
   Land                                                              1,490,494
   Buildings                                                         2,946,375
                                                              ----------------
                                                                     4,436,869
   Accumulated depreciation                                           (803,788)
                                                              ----------------
     Total property, net                                             3,633,081
                                                              ----------------
 Other assets:
   Accrued rental income                                                63,898
                                                              ----------------
 TOTAL ASSETS                                                 $      4,019,016
                                                              ================

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
   Accounts payable                                           $         21,888
                                                              ----------------
     TOTAL LIABILITIES                                                  21,888
                                                              ----------------
 Partnership equity (deficit):
   General partners                                                       (952)
   Limited partners                                                  3,998,080
                                                              ----------------
     TOTAL PARTNERSHIP EQUITY                                        3,997,128
                                                              ----------------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                     $      4,019,016
                                                              ================








 See Notes to Financial Statements.
                                        2


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited


                                             Quarter                    Year To Date

                                         2000         1999          2000          1999
                                         ----         ----          ----          ----
 Revenues:
   Rental income                    $  138,979   $  137,849     $  414,790    $  416,343
   Interest income                       3,841        1,678          9,598         5,277
                                    ----------   ----------     ----------    ----------

     Total revenues                    142,820      139,527        424,388       421,620
                                    ----------   ----------     ----------    ----------

 Expenses:
   Advisory fees to related party       13,476        9,960         40,428        29,880
   Depreciation                         23,384       23,384         70,152        70,152
   Professional fees                     2,307          274         12,783        11,044
                                    ----------   ----------     ----------    ----------

     Total expenses                     39,167       33,618        123,363       111,076
                                    ----------   ----------     ----------    ----------

 Net income                         $  103,653   $  105,909     $  301,025    $  310,544
                                    ==========   ==========     ==========    ==========

 Allocation of net income:
   General partners                 $    1,036   $    1,059     $    3,010    $    3,106
   Limited partners                    102,617      104,850        298,015       307,438
                                    ----------   ----------     ----------    ----------

                                    $  103,653   $  105,909     $  301,025    $  310,544
                                    ==========   ==========     ==========    ==========

 Net income per unit                $    19.23   $    19.65     $    55.84    $    57.61
                                    ==========   ==========     ==========    ==========

 Weighted average units outstanding    5,390.5      5,390.5        5,390.5       5,390.5
                                    ==========   ==========     ==========    ==========








  See Notes to Financial Statements.



                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                           Quarter                    Year To Date

                                                     2000           1999           2000           1999
                                                     ----           ----           ----           ----
 Cash flows from operating activities:
   Net income                                    $  103,653     $  105,909     $  301,025     $  310,544
   Adjustments to reconcile net income to net
     cash flows from operating activities:
       Depreciation                                  23,384         23,384         70,152         70,152
       Increase in accrued rental income             (3,888)        (5,295)       (14,478)       (15,885)
       Decrease in accounts payable                   7,803          3,876          7,471            114
                                                 ----------     ----------     ----------     ----------
         Net cash provided by operating activities  130,952        127,874        364,170        364,925
                                                 ----------     ----------     ----------     ----------

 Cash flows from financing activities:
   Distributions paid to partners                   (92,765)      (117,023)      (276,310)      (350,638)
                                                 ----------     ----------     ----------     ----------
     Net cash used in financing activities          (92,765)      (117,023)      (276,310)      (350,638)
                                                 ----------     ----------     ----------     ----------

 Net increase in cash and cash equivalents           38,187         10,851         87,860         14,287
 Cash and cash equivalents at beginning of period   283,850        219,738        234,177        216,302
                                                 ----------     ----------     ----------     ----------
 Cash and cash equivalents at end of period      $  322,037     $  230,589     $  322,037     $  230,589
                                                 ==========     ==========     ==========     ==========






 See Notes to Financial Statements.


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

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

The Partnership was formed to acquire commercial properties for cash, own, lease, operate, manage and eventually sell the properties. Prior to June 5, 1998, the supervision of the operations of the properties was managed by American Asset Advisers Realty Corporation, ("AAA"), a related party. Beginning June 5, 1998, the supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. The financial records of the Partnership are maintained on the accrual` basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

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

The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At September 30, 2000, the net book value of this property comprised 1.6% of total assets, the rental income of $6,656 comprised 1.6% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 2000 and 1999.

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

3.    RELATED PARTY  TRANSACTIONS

The Partnership Agreement provides for the payment for services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $40,428 was incurred and paid to ARIC for the three and nine months ended September 30, 2000, respectively and $9,960 and $29,880 was incurred and paid to ARIC for the three and nine months ended September 30,1999, respectively.

4. MAJOR LESSEES

The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 2000 and 1999:

                                                     Quarter                 Year to Date


                                                 2000         1999         2000         1999
                                                 ----         ----         ----         ----
     Foodmaker, Inc. (Texas)                 $  18,380    $  17,249    $  52,879    $  51,746
     Baptist Memorial Health
      Services, Inc. (Tennessee)                52,169       52,170      156,509      156,510
     Payless Shoe Source/WaldenBooks (Texas)    20,500       20,500       61,500       61,500
     Golden Corral Corporation (Texas)          47,930       47,930      143,902      146,587
                                             ---------    ---------    ---------    ---------
           Total                             $ 138,979    $ 137,849    $ 414,790    $ 416,343
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

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, revenues totaled $142,820, which was comprised of $138,979 of rental income and $3,841 of interest income, compared to total revenues of $139,527 for the three months ended September 30, 1999, which was comprised of $137,849 of rental income and $1,678 of interest income. Rental income for the third quarter of 2000 increased slightly from that of the third quarter of 1999 due to an increase in rental from Foodmaker, Inc. and Baptist Memorial Health Services, Inc. Interest income for the third quarter of 2000 increased slightly from that of the third quarter of 1999, primarily due to more effective cash management and overnight investing opportunities.
Expenses increased from $33,618 in the third quarter of 1999 to $39,167 in the third quarter of 2000, primarily from an increase in advisory fees paid for the administrative services necessary for the operation of the partnership and in professional fees which includes legal, audit and transfer agent fees. The Partnership recorded net income of $103,653 for the third quarter of 2000, as compared to net income of $105,909 for the third quarter of 1999.

For the nine months ended September 30, 2000, revenues totaled $424,388, which was comprised of $414,790 of rental income and $9,598 of interest income, compared to total revenues of $421,620 for the nine months ended September 30, 1999, which was comprised of $416,343 of rental income and $5,277 of interest income. Rental income decreased from the rental income recorded in the first nine months of 1999 due to less percentage rent collected from Golden Corral Corporation. This decrease in rental income was partially off-set by an increase in interest income due to more effective cash management and overnight investing opportunities. Expenses increased from $111,076 in the first nine months of 1999 to $123,363 in the first nine months of 2000, primarily from an increase in advisory fees paid for the administrative services necessary for the operation of the partnership. The Partnership recorded net income of $301,025 for the first nine months of 2000 as compared to net income of $310,544 for the first nine months of 1999.

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




November 14, 2000                   /s/ H. Kerr Taylor
---------------                   ------------------
Date                              H. Kerr Taylor, President of General Partner





November 14, 2000                   /s/ Chad C. Braun
---------------                   -------------------
Date                              Chad C. Braun (Principal Accounting Officer)