Form 10KSB
period 2000-12-31
AAA NET REALTY FUND IX LTD
filed 2001-04-02
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X          No
          ---  ----        --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $567,931

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of Issuer dated June 6, 1990, (included in Registration Statement No. 33-33504 of Issuer) are incorporated by reference into Part III.

                                     PART I

Item 1. Business

AAA Net Realty Fund IX, Ltd. (the Issuer or the Partnership) was formed in 1990 and is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership was organized to acquire existing real estate income-producing properties as well as land upon which such income-producing properties are to be constructed (the properties), to be leased to corporations. The properties will not be leased to franchisees of such corporations (unless a tenant corporation was to fail and in such event a release may involve a franchisee lessee). American Asset Advisers Management Corporation IX (a Nebraska corporation) is the Managing General Partner and H. Kerr Taylor is the Individual General Partner.

The Partnership acquired three properties in 1991, a fourth property in 1992 and a fifth property in 1993 at a total cost of $4,436,869 including acquisition fees and certain acquisition expenses. Generally, Partnership policy requires that the Partnership lease properties on a net lease basis to corporations having a net worth at the time of acquisition in excess of $40 million.

A further description of the Partnerships business is included in Managements Discussion and Analysis of Financial Condition and Results of Operations included in Item 6 of this Form 10-KSB.

The Objectives of the Partnership are:

(1) to preserve and protect the limited partners' original capital contributions by the free and clear "all cash" acquisition of income producing improved real estate properties;

(2) to utilize initial limited partner equity to purchase income-producing properties at prices that are below appraised values;

(3) to obtain capital appreciation through increases in the value of the Partnership's properties;

(4) to provide the limited partners with quarterly cash distributions;

(5) to realize certain limited tax benefits, principally through depreciation deductions so that taxable income of the Partnership will be offset to some extent by deductible items, with the result that investors may receive distributions generated from the Partnerships operation with a reduced income tax liability associated with the distribution of income.

There can be no assurance that such objectives can be attained. It is not an objective of the Partnership to shelter taxable income of investors that is derived from sources other than the Partnership.

Properties

As of December 31, 2000, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to eighteen years. Two of the leases also provide for renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $8,838 to $208,676. Three of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 2000, four of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:





                                                Payless       Golden Corral        Baptist Memorial
                                 Foodmaker       Shoes        Corporation (1)      Health Services, Inc.
                                 ---------     ------------   ---------------      ---------------------
Lease Term                       13 years       11 years         15 years             10 years
Expiration Date of Primary Term  July 2009      January 2003   December 2007         August 2007
Renewal Options                     N/A             N/A            N/A              2 terms of 5 years each
Square Footage of Improvements     2,238           4,000          12,000                  15,000
Base Annual Rental                $71,410          82,000         $182,994               $208,676


(1) The Partnership owns two properties on lease to Golden Corral Corporation, one directly and one through a 4.8% joint venture. Information included herein pertains only to the property owned 100% by the Partnership.


All of the Partnership's leases specify a minimum amount of insurance coverage required to be carried by each tenant. Management of the Partnership believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

Property Management

The supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants sales records where applicable. The Managing General Partner or such affiliates are reimbursed for administrative expenses at cost. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

Item 2. Properties

As of December 31, 2000, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are operated as retail stores, restaurants and medical facilities.

Land - The Partnership property sites range from approximately 34,000 to 60,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

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

A total of $4,436,869 has been invested in properties as of December 31, 2000, for the Partnership. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in
Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3. Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 2000, 323 limited partners had subscribed for 5,390.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 2000 and 1999, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $366,076 and $464,661, respectively and to the General Partners (GPs) in the amount of $3,000 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

                         2000                       1999
  Quarter          -----------------         ----------------
  Ended             GPs         LPs           GPs        LPs
  -------          -----       -----         -----      -----

  March 31        $ 750     $ 90,021        $ 750    $ 116,004
  June 30         $ 750     $ 92,024        $ 750    $ 116,111
  September 30    $ 750     $ 92,016        $ 750    $ 116,273
  December 31     $ 750     $ 92,015        $ 750    $ 116,273

The Partnership intends to continue the payment of regular quarterly distributions. There are currently no material legal restrictions that would limit the Partnership's ability to pay distributions.

Item 6. Management's Discussion and Analysis of the Partnership's Financial Condition and Results of Operations

The Partnership was organized on February 1, 1990, to acquire, on a debt-free basis, existing and newly constructed commercial properties located in the continental United States and particularly in the Southwest, to lease these properties to tenants under generally; "triple net"; leases, to hold the properties with the expectation of equity appreciation and eventually to sell the properties.

The Partnership's overall investment objectives are to acquire properties that offer investors the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale.

LIQUIDITY AND CAPITAL RESOURCES

On June 6, 1990, the Partnership commenced an offering to the public of up to $15,000,000 (15,000 Units) of limited partnership interests. The proceeds of the offering, lease income from the Partnership properties and interest income are the Partnership source of capital. The Partnership closed it's offering on June 5, 1992, having raised $5,390,500. Limited partners are not required to make any additional capital contributions.

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses. Since the leases generally have remaining terms ranging from 4 to 10 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income will increase over time. Approximately $200,000 has been set aside for working capital reserves. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 2000, the Partnership had acquired five properties and had invested $4,436,869 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 2000 and 1999, distributing a total of $366,076 and $464,661 to the limited partners, respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999:

Rental income decreased slightly from $554,192 in 1999 to $553,918 in 2000 due to a decrease of $2,680 in percentage rent from Golden Corral, which was offset by a base rent increase of $2,413 from Foodmaker, Inc. Interest income increased from $6,922 in 1999 to $14,013 in 2000 as a result of more effective cash management and overnight investing opportunities. Expenses increased by $15,597 primarily from an increase in advisory fees paid to related parties. AmREIT Realty Investment Corporation ("ARIC") as advisor to the Partnership increased its advisory fees charged in order to cover the increased costs in advising the Partnership. These fees were evaluated and compared to market fees being charged in the industry. The Partnership recorded net income in 2000 of $403,411 as compared to $412,191 in 1999. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 2000.

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

None.

                                    PART III

Item 9. Directors and Executive Officers of the Issuer

The Issuer has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 50, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

Mr.Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr.Taylor is a member of the National Board of Realtors, Texas Association of Realtors and Texas Bar Association.

American Asset Advisers Management Corporation IX is a Nebraska corporation, which was organized for the sole purpose of acting as the Managing General
Partner of the Partnership. The Managing General Partner has a nominal net worth. The two initial voting shareholders of American Asset Advisers Management Corporation IX are Mr. Taylor and Realty Assets, Inc., a Nebraska corporation. Mr. Taylor's ownership interest is 80% of the stock of the Managing General Partner; Realty Assets, Inc. owns the remaining 20%, which is wholly owned by Mr. Taylor. Realty Assets, Inc. received its 20% interest as consideration for agreeing to assume the risks associated with advancing a portion of the organization and offering costs relating to this offering.


The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Chad C. Braun, age 28, serves as Executive Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining the Company Mr. Braun served as a manager at Ernst & Young, LLP, in the real estate advisory services group. Mr. Braun has provided extensive consulting and accounting services to a number of REITS and private real estate companies. Mr. Braun received a B.B.A. degree in accounting and finance from Hardin Simmons University and subsequently earned the CPA designation.

Other individuals who are specialists in their respective fields are periodically employed by ARIC and are engaged on an as needed basis to perform services on behalf of the Partnership or the Managing General Partner or both. These individuals are not employees of the Partnership or the Managing General Partner nor are they employees of other ARIC sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Tom Pagel, age 55, is the Director of Real Estate for ARIC. Mr. Pagel has over twenty five years of experience within the real estate industry including acquisition, development, asset management and disposition. Mr. Pagel has served within management of such real estate firms as Trammell Crow Company, Camden Property Trust and American General Realty Advisors. Mr. Pagel received his B.A. from the University of Texas at Austin and is a licensed Texas Real Estate Broker and a Certified Property Manager.

Jane Costello, age 44, is a certified public accountant and is responsible for the tax accounting related to the ARIC sponsored partnerships and their properties. She has over nineteen years experience as an accountant including over 4 years with a national public accounting firm and the last nine years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Item 10.Executive Compensation

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2000, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.

Item 12. Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal years ended December 31, 2000 and 1999 of $3,000 and $3,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus, which is incorporated by reference, under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS and COMPENSATION TO GENERAL PARTNERS AND AFFILIATES.

The supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is reimbursed for its actual costs associated with performing the foregoing services, but does not receive a property management fee. In connection with administrative services rendered to the Partnership, $53,904 and $39,840 was paid to ARIC in 2000 and 1999, respectively. See Note 7 in the accompanying financial statements.

Mr. Taylor, President of ARIC, receives compensation from ARIC for services performed for ARIC, which may include services rendered in connection with the Issuer. However, the Managing General Partner believes that any compensation relating to such services is not material.

                                    PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)      Financial Statements

             Independent Auditors' Report
             Balance Sheet, December 31, 2000
             Statements of Income for the Years Ended December 31, 2000 and 1999 Statements of Partnership Equity (Deficit) for the Years Ended
               December 31, 2000 and 1999
             Statements of Cash Flows for the Years Ended
               December 31, 2000 and 1999
             Notes to Financial Statements for the Years Ended
               December 31, 2000 and 1999

     (2)     Financial Statement Schedules:  See (d) below

     (3)     Exhibits:  See (c) below

(b)          Reports on Form 8-K filed after September 30, 2000:

              None

(c)           Exhibits

3             See Exhibit 4 (a)

4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (Incorporated by reference to Exhibit A to the Prospectus of Issuer dated October 27, 1990, contained in Registration Statement No. 33-33504 of Issuer (the "Prospectus")).

4 (b) Subscription Agreement and Signature Page (Incorporated by reference to Exhibit D to the Prospectus).

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

                      AAA Net Realty Fund IX, Ltd.


March 30, 2001        /s/ H. Kerr Taylor
- --------------       -------------------------------------------
Date                  H. Kerr Taylor, Individual General Partner


                      American Asset Advisers Management
                      Corporation IX, Managing General Partner


March 30, 2001        /s/ H. Kerr Taylor
- --------------        -------------------------
Date                  H. Kerr Taylor, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.


March 30, 2001        /s/ H. Kerr Taylor
- --------------        ------------------------------------------------------
Date                  H. Kerr Taylor, President (Principal Executive Officer)
                                      and Director

March 30, 2001        /s/ Chad C. Braun
- --------------        --------------------------------------------------
Date                  Chad C. Braun, Executive Vice President of Finance
                                     (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                      ITEMS 7, 13 (a)(1) AND (2) AND 13(d)


                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 2000




                          AAA NET REALTY FUND IX, LTD.

                          AAA NET REALTY FUND IX, LTD.
                          INDEX TO FINANCIAL STATEMENTS






                                                                          Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                               F-3
Balance Sheet, December 31, 2000                                           F-4
Statements of Income for the Years Ended December 31, 2000 and 1999        F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 2000 and 1999                          F-6
Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999                                              F-7
Notes to Financial Statements for the Years Ended
   December 31, 2000 and 1999                                      F-8 to F-10



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated Depreciation
for the Year Ended December 31, 2000                                      F-11


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund IX, Ltd. as of December 31, 2000, and the related statements of income, partnership equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2001

                         PART 1 - FINANCIAL INFORMATION




Item 1.  Financial Statements


                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 2000





 ASSETS


 Cash and cash equivalents                                         $   355,769

 Property:
      Land                                                           1,490,494
      Buildings                                                      2,946,375
                                                                   ------------
                                                                     4,436,869
      Accumulated depreciation                                        (827,172)
                                                                   ------------
          Total property, net                                        3,609,697

 Other assets:
      Accrued rental income                                             64,972
                                                                   ------------
 TOTAL ASSETS                                                      $ 4,030,438
                                                                   ============


 LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)

 Liabilities:
      Accounts payable                                             $    23,690
                                                                   ------------
          TOTAL LIABILITIES                                             23,690

 Partnership equity (deficit):
      General partners                                                    (678)
      Limited partners                                               4,007,426
                                                                   ------------
          TOTAL PARTNERSHIP EQUITY (DEFICIT)                         4,006,748


 TOTAL LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)                $ 4,030,438
                                                                   ============









 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                 2000                   1999

 Revenues:
      Rental income                          $ 553,918              $ 554,192
      Interest income                           14,013                  6,922
                                            -----------            -----------
          Total revenues                       567,931                561,114


 Expenses:
      Advisory fees to related party            53,904                 39,840
      Depreciation                              93,536                 93,535
      Professional fees                         17,080                 15,548
                                            -----------            -----------
          Total expenses                       164,520                148,923

 Net income                                  $ 403,411              $ 412,191
                                            ===========            ===========




 Allocation of net income:
      General partners                       $   4,034              $   4,122
      Limited partners                         399,377                408,069
                                            -----------            -----------
                                             $ 403,411              $ 412,191
                                            ===========            ===========

 Net income per unit                         $   74.84              $   76.47
                                            ===========            ===========

 Weighted average units outstanding            5,390.5                5,390.5
                                            ===========            ===========




See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999





                                  GENERAL           LIMITED
                                  PARTNERS          PARTNERS           TOTAL
                                 ----------       ------------      ------------

Balance at December 31, 1998      $(2,834)        $ 4,030,717       $ 4,027,883


Net income                          4,122             408,069           412,191

Distributions                      (3,000)           (464,661)         (467,661)
($86.19 per Limited Partnership Unit)
                                 ----------       ------------      ------------

Balance at December 31, 1999       (1,712)          3,974,125         3,972,413

Net income                          4,034             399,377           403,411

Distributions                      (3,000)           (366,076)         (369,076)
($67.91 per Limited Partnership Unit)
                                 ----------       ------------      ------------
Balance at December 31, 2000       $ (678)        $ 4,007,426       $ 4,006,748
                                 ==========       ============      ============




















See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                   2000                  1999
                                                ----------            ----------
Cash flows from operating activities:

 Net income                                     $ 403,411             $ 412,191

 Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                  93,536                93,535
     Decrease in accrued rental income            (15,552)              (21,180)
     Increase in accounts payable                   9,273                   990
                                                ----------            ----------
     Net cash provided by operating activities    490,668               485,536
                                                ----------            ----------

 Cash flows from financing activities:
     Distributions paid to partners              (369,076)             (467,661)
                                                ----------            ----------
     Net cash used in financing activities       (369,076)             (467,661)
                                                ----------            ----------

 Net increase in cash and cash equivalents        121,592                17,875

 Cash and cash equivalents, beginning of period   234,177               216,302
                                                ----------            ----------
 Cash and cash equivalents, end of period       $ 355,769             $ 234,177
                                                ==========            ==========












 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                            (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

PROPERTY

Property is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for as operating leases and the related properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is computed based upon the estimated useful life of the property.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

The final property acquisition was completed as part of a joint venture. The Partnership's interest in the joint venture is 4.8%. At December 31, 2000, the net book value of this property comprised 1.6% of total assets, the rental income of $8,838 comprised 1.6% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 31.5 years.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

No cash was paid for income taxes or interest during 2000 or 1999.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

The Partnership adopted these standards effective January 1, 2001. The Partnership currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Partnership's financial position, results of operations or cash flows from the adoption of SFAS 133, as amended.

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

4.     OPERATING LEASES
A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2000 are as follows:

  2001                                         $   547,090
  2002                                             511,923
  2003                                             472,193
  2004                                             483,484
  2005                                             483,484
  2006-2009                                      1,004,865
                                               ------------
                                               $ 3,503,039

5.     MAJOR TENANTS

The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 2000 and 1999:

                                                           2000             1999
                                                           ----             ----
Foodmaker (Texas)                                      $  71,410      $   68,998
Baptist Memorial Health Services, Inc. (Tennessee)       208,676         208,680
Payless ShoeSource/WaldenBooks (Texas)                    82,000          82,000
Golden Corral Corporation (Texas)                        191,832         194,514
                                                       ---------       ---------
            Total                                     $  553,918       $ 554,192
                                                       =========       =========


6.     INCOME RECONCILIATION

A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:

                                                2000           1999

Net income for financial reporting purposes  $ 403,411    $  412,191

Accrued rental income                          (15,552)      (21,180)

Income for tax reporting purposes            $ 387,859    $  391,011
                                             ==========   ===========



7.      RELATED PARTY TRANSACTIONS

The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $53,904 and $39,840 was incurred and paid to ARIC in 2000 and 1999, respectively.

                          AAA NET REALTY FUND IX, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                                       LIFE ON WHICH
                                                                       COST AT          ACCUM-                       DEPRECIATION IN
                                                                    CLOSE OF YEAR       ULATED    DATE OF              LATEST INCOME
     PROPERTY          ENCUM-                         IMPRO-     --------------------  DEPREC-    CONSTRU-  DATE          STATEMENT
    DESCRIPTION       BRANCES   BUILDING      LAND    VEMENTS   BUILDING      LAND      IATION    CTION     ACQUIRED     IS COMPUTED
 -----------------    -------  ----------   --------  -------  ----------   --------   --------   -------  --------   --------------
Jack in the Box, TX      $0     $406,805    $174,345    $0      $406,805    $174,345   $122,149     N/A    07-12-91       31.5 Years

Baptist Memorial Health  $0   $1,097,725    $470,454    $0    $1,097,725    $470,454   $322,348     N/A    10-04-91       31.5 Years
 Services, Inc. TN

Payless Shoes, TX        $0     $393,573    $168,674    $0      $393,573    $168,674   $114,288     N/A    11-07-91       31.5 Years

Golden Corral            $0     $995,048    $654,211    $0      $995,048    $654,211   $255,222     N/A    08-20-92       31.5 Years
  Restraunt, TX

Golden Corral            $0      $53,224     $22,810    $0       $53,224     $22,810    $13,165     N/A    03-15-93       31.5 Years
  Restraunt, TX

                         $0   $2,946,375  $1,490,494    $0    $2,946,375  $1,490,494   $827,172



(1) Transactions in real estate and accumulated depreciation during 2000 and 1999 are summarized as follows:

                                                          Accumulated
                                              Cost        Depreciation
                                           ----------     ------------
Balance at December 31, 1998               $4,436,869      $640,101

Acquisitions                                       $0            $0

Depreciation expense                               $0       $93,535
                                           ----------     ------------
Balance at December 31, 1999               $4,436,869      $733,636

Acquisitions                                       $0            $0

Depreciation expense                               $0       $93,536
                                           ----------     ------------
Balance at December 31, 2000               $4,436,869      $827,172
                                           ==========     ============


(2)   Aggregate cost for Federal income tax - $4,436,869