Form 10QSB
period 2001-03-31
AAA NET REALTY FUND IX LTD
filed 2001-05-15
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
                               --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------   -------------------


Commission File Number:         033-33504


                   AAA NET REALTY FUND IX, LTD.

NEBRASKA LIMITED PARTNERSHIP                  IRS IDENTIFICATION NO. 76-0318157

8 GREENWAY PLAZA, SUITE 824                   HOUSTON, TX 77046
                                              (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X     Yes                  No
                                   ----------       -------------

                    PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)


ASSETS
Cash and cash equivalents .................................         $   377,263
Property:
  Land ....................................................           1,490,494
  Buildings ...............................................           2,947,414
                                                                    -----------
                                                                      4,437,908
  Accumulated depreciation ................................            (850,556)
                                                                    -----------
    Total property, net ...................................           3,587,352
                                                                    -----------
Other assets:
  Accrued rental income ...................................              66,047
                                                                    -----------
TOTAL ASSETS ..............................................         $ 4,030,662
                                                                    ===========

LIABILITIES AND PARTNERSHIP EQUITY
Liabilities:
  Accounts payable ........................................         $     6,546
  Prepaid rental income ...................................               6,177
                                                                    -----------
    TOTAL LIABILITIES .....................................              12,723
                                                                    -----------

Partnership equity (deficit):
  General partners ........................................                (379)
  Limited partners ........................................           4,018,318
                                                                    -----------

     TOTAL PARTNERSHIP EQUITY .............................           4,017,939
                                                                    -----------
TOTAL LIABILITIES AND PARTNERSHIP EQUITY ..................         $ 4,030,662
                                                                    ===========





 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                            2001            2000
                                                        --------        --------
Revenues:
  Rental income ................................        $144,676        $137,963
  Interest income ..............................           4,648           2,426
                                                        --------        --------
    Total revenues .............................         149,324         140,389
                                                        --------        --------

Expenses:
  Advisory fees to related party ...............          13,476          13,476
  Depreciation .................................          23,384          23,384
  Professional fees ............................           7,523           6,665
                                                        --------        --------
     Total expenses ............................          44,383          43,525
                                                        --------        --------

Net income .....................................        $104,941        $ 96,864
                                                        ========        ========

Allocation of net income:
  General partners .............................        $  1,049        $    969
  Limited partners .............................         103,892          95,895
                                                        --------        --------
                                                        $104,941        $ 96,864
                                                        ========        ========

Net income per unit ............................        $  19.47        $  17.97
                                                        ========        ========

Weighted average units outstanding .............         5,390.5         5,390.5
                                                        ========        ========




  See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)





                                                              2001         2000
                                                         ---------    ---------
Cash flows from operating activities:
   Net income ........................................   $ 104,941    $  96,864
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ..................................      23,384       23,384
       Increase in accrued rental income .............      (1,075)      (5,295)
       Decrease in accounts payable ..................     (17,144)      (9,658)
       Increase in prepaid rental income .............       6,177         --
                                                         ---------    ---------
         Net cash provided by operating activities ...     116,283      105,295
                                                         ---------    ---------
 Cash flows used in investing activities:
   Improvements to real estate .......................      (1,039)        --
                                                         ---------    ---------
     Net cash used in investing activits .............      (1,039)        --
                                                         ---------    ---------

 Cash flows used in financing activities:
   Distributions paid to partners ....................     (93,750)     (90,771)
                                                         ---------    ---------
     Net cash used in financing activities ...........     (93,750)     (90,771)
                                                         ---------    ---------

 Net increase in cash and cash equivalents ...........      21,494       14,524
 Cash and cash equivalents, beginning of period ......     355,769      234,177
                                                         ---------    ---------
 Cash and cash equivalents, end of period ............   $ 377,263    $ 248,701
                                                         =========    =========





 See Notes to Financial Statements.

                                        4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2001 or 2000.

     Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received.

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At March 31, 2001, the net book value of this property comprised 1.7% of total assets, the rental income of $2,273 comprised 1.6% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to

     Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three month period ended March 31, 2001 and 2000.

     The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $13,476 was incurred and paid to ARIC and AAA for the three months ended March 31, 2001 and 2000, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31:

                                                                2001        2000
                                                            --------    --------

Foodmaker, Inc. (Texas) ................................    $ 18,531    $ 17,249
Baptist Memorial Health Services, Inc. (Tennessee) .....      52,167      52,170
Payless Shoe Source/WaldenBooks (Texas) ................      20,500      20,500
Golden Corral Corporation (Texas) ......................      53,478      48,044
                                                            --------    --------
   Total ...............................................    $144,676    $137,963
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

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, revenues totaled $149,324, which was comprised of $144,676 of rental income and $4,648 of interest income. Rental income increased from the rental income recorded in the first quarter of 2000 due to an increase of $5,434 in percentage rent collected from Golden Corral Corporation and a base rent increase of $1,282 from Foodmaker, Inc. Interest income increased from $2,426 in the first quarter of 2000 to $4,648 in the first quarter of 2001 as a result of more effective cash management and overnight investing opportunities. Expenses increased slightly due to an increase in professional fees. The Partnership recorded net income for the first quarter of 2001 of $104,941 as compared to net income of $96,864 for the first quarter of 2000.

                            PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AAA Net Realty Fund IX, Ltd.
                                 ---------------------------
                                 (Issuer)




May 14, 2001                     /s/ H. Kerr Taylor
------------                     ---------------------------------------------
Date                             H. Kerr Taylor, President of General Partner





May 14, 2001                     /s/ Chad C. Braun
------------                     ---------------------------------------------
Date                             Chad C. Braun, (Principal Accounting Officer)