Form 10QSB
period 2001-06-30
AAA NET REALTY FUND IX LTD
filed 2001-08-14
CIK 860754

Microsoft Word 10.0.2627;                           UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D. C. 20549

                                                     FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001
                               -------------



--------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ------------------- to ----------------------


Commission File Number:         033-33504


                          AAA NET REALTY FUND IX, LTD.


        NEBRASKA LIMITED PARTNERSHIP        IRS IDENTIFICATION NO. 76-0318157

        8 GREENWAY PLAZA, SUITE 824         HOUSTON, TX 77046
                                            (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       X     Yes               No
                                    -----------       ----------

                    PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                   $  370,158
 Property:
      Land                                                    1,490,494
      Buildings                                               2,947,414
                                                              ---------
                                                              4,437,908
      Accumulated depreciation                                 (873,939)
                                                              ---------
          Total property, net                                 3,563,969
                                                             ----------
 Other assets:
      Accrued rental income                                      67,121
                                                             ----------
 TOTAL ASSETS                                                $4,001,248
                                                             ==========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
      Accounts payable                                       $   10,896
      Prepaid rental income                                       6,177
                                                             ----------
             TOTAL LIABILITIES                                   17,073
                                                             ----------
  Partnership equity (deficit):
      General partners                                          (12,456)
      Limited partners                                        3,996,631
                                                            -----------
            TOTAL PARTNERSHIP EQUITY                          3,984,175
                                                            ------------
  TOTAL LIABILITIES AND PARTNERSHIP EQUITY                  $ 4,001,248
                                                            ===========



 See Notes to Financial Statements.

              AAA NET REALTY FUND IX, LTD.
                 (A LIMITED PARTNERSHIP)
                  STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                       (Unaudited)

                                                     Quarter                  Year to Date
                                               2001         2000            2001         2000
                                             --------     --------        --------     --------
 Revenues:
      Rental income                          $139,129     $137,848        $283,805     $275,811
      Interest income                           4,245        3,331           8,893        5,757
                                             --------     --------        --------     --------

         Total revenues                       143,374      141,179         292,698      281,568
                                             --------     --------        --------     --------

 Expenses:
      Advisory fees to related party           13,476       13,476          26,952       26,952
      Depreciation                             23,384       23,384          46,768       46,768
      Professional fees                        10,041        3,811          17,564       10,476
                                             --------     --------        --------     --------

         Total expenses                        46,901       40,671          91,284       84,196
                                             --------     --------        --------     --------

 Net income                                  $ 96,473     $100,508        $201,414     $197,372
                                             ========     ========        ========     ========

 Allocation of net income:
      General partners                       $    965     $  1,005        $  2,014     $  1,974
      Limited partners                         95,508       99,503         199,400      195,398
                                             --------     --------        --------     --------

                                             $ 96,473     $100,508        $201,414     $197,372
                                             ========     ========        ========     ========

 Net income per unit                         $  17.91     $  18.65        $  37.38     $  36.61
                                             ========     ========        ========     ========

 Weighted average units outstanding           5,387.5      5,390.5         5,388.5      5,390.5
                                             ========     ========        ========     ========


  See Notes to Financial Statements.


                                       3

                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                  Quarter                     Year to Date
                                                             2001           2000          2001           2000
                                                           --------      --------      --------       --------
 Cash flows from operating activities:
     Net income                                            $ 96,473      $100,508      $201,414       $197,372
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                      23,384        23,384        46,768         46,768
           Increase in accrued rental income                 (1,074)       (5,295)       (2,149)       (10,590)
           Increase (decrease) in accounts payable            4,350         9,326       (12,794)          (332)
           Increase in prepaid rental income                      -             -         6,177              -
                                                           --------      --------      --------       --------
              Net cash provided by operating activities     123,132       127,923       239,415        233,218
                                                            -------       -------       -------        -------

 Cash flows used in investing activities:
     Improvements to real estate                                  -             -        (1,039)             -
                                                           --------      --------      --------       --------
        Net cash used in investing activities                     -             -        (1,039)             -
                                                           --------      --------      --------       --------

 Cash flows used in financing activities:
     Distributions paid to partners                        (118,042)      (92,774)     (211,792)      (183,545)
     Repurchase of Limited partner units                    (12,195)            -       (12,195)             -
                                                           --------      --------      --------       --------
        Net cash used in financing activities              (130,237)      (92,774)     (223,987)      (183,545)
                                                           --------      --------      --------       --------

 Net (decrease) increase in cash and cash equivalents        (7,105)       35,149        14,389         49,673
 Cash and cash equivalents, beginning of period             377,263       248,701       355,769        234,177
                                                           --------      --------      --------       --------
 Cash and cash equivalents, end of period                  $370,158      $283,850      $370,158       $283,850
                                                           ========      ========      ========       ========






 See Notes to Financial Statements.

                                       4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

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

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At June 30, 2001, the net book value of this property comprised 1.6% of total assets. For the
     six months ended June 30, 2001   the rental income of $4,454 comprised 1.6%
     of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

     All income and expense items flow through to the partners for tax purposes. Consequently, no provision for federal or state income taxes is provided in the accompanying financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six months ended June 30, 2001 and 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $13,476 was incurred and paid to ARIC for the three months ended June 30, 2001 and 2000, respectively, and $26,952 and $26,952 was incurred and paid to ARIC for the six months ended June 30, 2001 and 200, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30:

                                                                Quarter                   Year to Date
                                                           2001          2000         2001         2000
                                                           ----          ----         ----         ----

     Baptist Memorial Health Services, Inc. (Tennessee) $ 52,168      $ 52,170     $104,335       $104,340
     Golden Corral Corporation (Texas)                    47,929        47,928      101,407         95,972
     Payless Shoe Source/WaldenBooks (Texas)              20,500        20,500       41,000         41,000
     Foodmaker, Inc. (Texas)                              18,532        17,250       37,063         34,499
                                                        --------      --------     --------       --------
           Total                                        $139,129      $137,848     $283,805       $275,811
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

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, revenues totaled $143,374, which was comprised of $139,129 of rental income and $4,245 of interest income, compared to total revenues of $141,179 for the three months ended June 30,2000, which was comprised of $137,848 of rental income and $3,331 of interest income. Rental income for the second quarter of 2001 increased slightly due to a base rent increase of $1,282 from Foodmaker, Inc. Interest income for the second quarter of 2001 increased slightly from that of the second quarter of 2000, primarily due to more effective cash management and overnight investing opportunities. Expenses increased from $40,671 in the second quarter of 2000 to $46,901 in the second quarter of 2001, due to an increase in professional fees. The Partnership recorded net income of $96,473 for the second quarter of 2001 as compared to net income of $100,508 for the second quarter of 2000.

For the six months ended June 30, 2001, revenues totaled $292,698, which was comprised of $283,805 of rental income and $8,893 of interest income, compared to total revenues of $281,568 for the six months ended June 30, 2000, which was comprised of $275,811 of rental income and $5,757 of interest income. Rental income increased from the rental income recorded in the first six months of 2000 due to an increase of $5,432 in percentage rent collected from Golden Corral Corporation and a base rent increase of $2,562 from Foodmaker, Inc. Interest income for the first six months of 2001 increased slightly from that of the first six months of 2000, primarily due to more effective cash management and overnight investing opportunities. Expenses increased from $84,196 in the first six months of 2000 to $91,284 in the first six months of 2001, primarily from an increase in professional fees. The Partnership recorded net income of $201,414 for the first six months of 2001 as compared to net income of $197,372 for the first six months of 2000.

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   AAA Net Realty Fund IX, Ltd.
                                   ---------------------------
                                   (Issuer)




August 10, 2001                    /s/ H. Kerr Taylor
---------------                    ------------------
Date                               H. Kerr Taylor, President of General Partner





August 10, 2001                    /s/ Chad C. Braun
---------------                    -----------------
Date                               Chad C. Braun, (Principal Accounting Officer)