Form 10QSB
period 2001-09-30
AAA NET REALTY FUND IX LTD
filed 2001-11-14
CIK 860754

a                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------


 ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -------------------------


Commission File Number:         033-33504


                          AAA NET REALTY FUND IX, LTD.


     NEBRASKA LIMITED PARTNERSHIP             IRS IDENTIFICATION NO. 76-0318157

     8 GREENWAY PLAZA, SUITE 824              HOUSTON, TX 77046
                                              (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. X       Yes            No
                -------        --------

                   PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                       $  402,079
 Property:
      Land                                                        1,490,494
      Buildings                                                   2,947,414
                                                                 ----------
                                                                  4,437,908
      Accumulated depreciation                                     (897,324)
                                                                 ----------
          Total property, net                                     3,540,584
                                                                 ----------
  Other assets:
      Accrued rental income                                          68,194
                                                                 ----------
   TOTAL ASSETS                                                 $ 4,010,857
                                                                ===========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
      Accounts payable                                          $    15,246
      Prepaid rental income                                           6,177
                                                                -----------
           TOTAL LIABILITIES                                         21,423
                                                                -----------
  Partnership equity (deficit):
      General partners                                              (12,712)
      Limited partners                                            4,002,146
                                                                -----------
          TOTAL PARTNERSHIP EQUITY                                3,989,434
                                                                -----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                       $ 4,010,857
                                                                ===========

 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                              Quarter                       Year to Date
                                                        2001             2000          2001             2000
                                                     --------        ---------      ---------        ---------
 Revenues:
      Rental income                                 $ 139,128        $ 138,979      $ 422,933        $ 414,790
      Interest income                                   2,129            3,841         11,022            9,598
                                                    ---------        ---------      ---------        ---------

         Total revenues                               141,257          142,820        433,955          424,388
                                                    ---------        ---------      ---------        ---------

 Expenses:
      Advisory fees to related party                   13,476           13,476         40,428           40,428
      Depreciation                                     23,384           23,384         70,152           70,152
      Professional fees                                 2,867            2,307         20,431           12,783
                                                    ---------        ---------      ---------        ---------

         Total expenses                                39,727           39,167        131,011          123,363
                                                    ---------        ---------      ---------        ---------

 Net income                                         $ 101,530        $ 103,653      $ 302,944        $ 301,025
                                                    =========        =========      =========        =========

 Allocation of net income:
      General partners                                $ 1,015          $ 1,036      $   3,029          $ 3,010
      Limited partners                                100,515          102,617        299,915          298,015
                                                    ---------        ---------      ---------        ---------

                                                    $ 101,530        $ 103,653      $ 302,944        $ 301,025
                                                    =========        =========      =========        =========

 Net income per unit                                $   18.89        $   19.23      $   56.27        $   55.84
                                                    =========        =========      =========        =========

 Weighted average units outstanding                   5,375.5          5,390.5        5,384.1          5,390.5
                                                    =========        =========      =========        =========

  See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                     Quarter                       Year to Date
                                                               2001             2000          2001             2000
                                                           ---------        ---------      ---------        ---------
 Cash flows from operating activities:
      Net income                                           $ 101,530       $ 103,653      $ 302,944         $ 301,025
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation                                      23,384          23,384         70,152            70,152
            Increase in accrued rental income                 (1,073)         (3,888)        (3,222)          (14,478)
            Increase (decrease) in accounts payable            4,351           7,803         (8,444)            7,471
            Increase in prepaid rental income                      -               -          6,177                 -
                                                           ---------        --------       --------         ---------
               Net cash provided by operating activities     128,192         130,952        367,607           364,170
                                                           ---------        --------       --------         ---------

 Cash flows used in investing activities:
      Improvements to real estate                                  -               -          (1,039)               -
                                                           ---------        --------       ---------        ---------
               Net cash used in investing activities               -               -          (1,039)               -
                                                           ---------        --------       ---------        ---------

 Cash flows used in financing activities:
      Distributions paid to partners                         (96,271)        (92,765)       (308,063)       (276,310)
      Repurchase of Limited Partner units                          -               -         (12,195)              -
                                                           ---------        --------       ---------       ---------
         Net cash used in financing activities               (96,271)        (92,765)       (320,258)       (276,310)
                                                           ---------        --------       ---------       ---------

 Net increase in cash and cash equivalents                    31,921          38,187          46,310          87,860
 Cash and cash equivalents, beginning of period              370,158         283,850         355,769         234,177
                                                           ---------        --------       ---------       ---------
 Cash and cash equivalents, end of period                  $ 402,079       $ 322,037       $ 402,079       $ 322,037
                                                           =========       =========       =========       =========





 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

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

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At September 30, 2001, the net book value of this property comprised 1.5% of total assets, the rental income of $6,634 comprised 1.6% of total rental income and 2.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the proportionate consolidation method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to

     Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and nine months ended September 30, 2001 and 2000.

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

3.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $40,428 was incurred and paid to ARIC for the three and nine months ended September 30, 2001, respectively and $13,476 and $40,428 was incurred and paid to ARIC for the three and nine months ended September 30, 2000, respectively.

4.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and nine months ended September 30:

                                                                                 Quarter                     Year to Date
                                                                       2001             2000            2001              2000
                                                                       ----             ----            ----              ----
   2000

     Baptist Memorial Health Services, Inc. (Tennessee)              $ 52,166        $ 52,169         $156,501          $156,509
     Golden Corral Corporation (Texas)                                 47,930          47,930          149,337           143,902
     Payless Shoe Source/WaldenBooks (Texas)                           20,500          20,500           61,500            61,500
     Foodmaker, Inc. (Texas)                                           18,532          18,380           55,595            52,879
                                                                     --------        --------         --------          --------
           Total                                                     $139,128        $138,979         $422,933          $414,790
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

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, revenues totaled $141,257 which was comprised of $139,128 of rental income and $2,129 of interest income, compared to total revenues of $142,820 for the three months ended September 30, 2000, which was comprised of $138,979 of rental income and $3,841 of interest income. Rental income for the third quarter of 2001 increased slightly from that of the third quarter of 2000 due to an increase in base rent from Foodmaker, Inc. Interest income for the third quarter of 2001 decreased from that of the third quarter of 2000, primarily due to the lower interest rates. Expenses increased from $39,167 in the third quarter of 2000 to $39,727 in the third quarter of 2001, primarily from an increase in professional fees which includes legal, audit and transfer agent fees. The Partnership recorded net income of $101,530 for the third quarter of 2001 as compared to net income of $103,653 for the third quarter of 2000.

For the nine months ended September 30, 2001, revenues totaled $433,955, which was comprised of $422,933 of rental income and $11,022 of interest income, compared to total revenues of $424,388 for the nine months ended September 30, 2000, which was comprised of $414,790 of rental income and $9,598 of interest income. Rental income increased from the rental income recorded in the first nine months of 2000 due to an increase in percentage rent collected from Golden Corral Corporation and a base rent increase from Foodmaker, Inc. Interest income for the first nine months of 2001 increased from that of the first nine months of 2000 primarily due to more effective cash management. Expenses increased from $123,363 in the first nine months of 2000 to $131,011 in the first nine months of 2001, primarily from an increase in professional fees which includes legal, audit and transfer agent fees. The Partnership recorded net income of $302,944 for the first nine months of 2001 as compared to net income of $301,025 for the first nine months of 2000.

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  AAA Net Realty Fund IX, Ltd.
                                  ---------------------------
                                  (Issuer)




November 14, 2001                 /s/ H. Kerr Taylor
-----------------                 --------------------------------------------
Date                              H. Kerr Taylor, President of General Partner





November 14, 2001                 /s/ Chad C. Braun
-----------------                 ---------------------------------------------
Date                              Chad C. Braun, (Principal Accounting Officer)