Form 10KSB
period 2001-12-31
AAA NET REALTY FUND IX LTD
filed 2002-03-20
CIK 860754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

8 Greenway Plaza, Suite 824, Houston, Texas
(Address of principal executive offices)           77046 (Zip Code)

Issuer's telephone number, including area code (713) 850-1400.

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                    -------     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $574,584

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

The Partnership acquired three properties in 1991, a fourth property in 1992 and a fifth property in 1993 at a total cost of $4,437,908 including acquisition fees and certain acquisition expenses. Generally, Partnership policy requires that the Partnership lease properties on a "net lease" basis to corporations having a net worth at the time of acquisition in excess of $40 million.

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

     (4)  to provide the limited partners with quarterly cash distributions; and

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

Properties

As of December 31, 2001, the Partnership owned five properties all in fee simple. Four of these properties are located in Texas and one in Tennessee.

Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to eighteen years. Two of the leases also provide for renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $8,816 to $208,670. Three of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 2001, four of the Partnership's leases each contributed more than 10% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:

                                      Baptist Memorial       Golden Corral
                                    Health Services, Inc.     Corporation (1)         Payless Shoes     Foodmaker
                                    ---------------------     -----------             -------------    ----------

Lease Term                                10 Years             15 Years                  11 Years        13 Years
Expiration Date of Primary Term          August 2007        December 2007              January 2003      July 2009
Renewal Options                          2 Terms of              N/A                       N/A               N/A
                                         5 Years each

Square Footage of Improvements              15,000             12,000                     4,000            2,238
Base Annual Rental                         $208,675           $183,000                  $80,000           $74,127

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

Property Management

The supervision of the operations of the properties is managed by AmREIT Realty Investment Corporation, ("ARIC"), a related party. Such management includes providing leasing services in connection with identifying and qualifying prospective tenants, assisting in the negotiation of the leases, providing quarterly financial statements, receiving and depositing monthly lease payments, periodic verification of tenants' payments of real estate taxes and insurance coverage, and periodic inspection of properties and tenants' sales records where applicable. The Managing General Partner or affiliates are compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms-length transaction by others rendering similar services. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

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

Item 2.  Properties

As of December 31, 2001, the Partnership owned five properties in fee simple (four directly and one through a joint venture with an affiliated partnership). The properties are located in Texas and Tennessee. They are leased to fast food and family style restaurants, retail businesses and a medical facility.

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

Leases - Tenants are companies whose net worth exceed a minimum of $40 million. Tenants are diversified by business type and are represented by the following types of businesses: fast and family style restaurants, retail businesses and a medical facility.

Geographic Location - The properties are located within major metropolitan areas with populations that exceed 250,000.

A total of $4,437,908 has been invested in properties as of December 31, 2001, for the Partnership. The Partnership has invested $4,361,873 in properties that are owned directly and $76,035 in properties that are owned in Joint Ventures. This includes land, building and acquisition costs. A further description of the Partnership properties is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.  Legal Proceedings

The Partnership does not have any material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for the Issuer's Common Equity and Related Stockholder Matters

As of December 31, 2001, 323 limited partners had subscribed for 5,368.5 Units. No established public trading market currently exists for the Units.

For the years ended December 31, 2001 and 2000, the Partnership paid cash distributions to the Limited Partners (LPs) in the amount of $388,000 and $366,076, respectively and to the General Partners (GPs) in the amount of $16,023 and $3,000, respectively. The distributions were paid entirely from the operating profits of the Partnership.

A summary of the distributions by quarter is as follows:

       Quarter                           2001                          2000
                            -------------------------        -------------------------
        Ended                   GPs          LPs                GPs           LPs
       -------              -----------  ------------        -----------  ------------

       March 31             $   750       $ 93,000            $   750     $ 90,021
       June 30              $13,042       $105,000            $   750     $ 92,024
       September 30         $ 1,271       $ 95,000            $   750     $ 92,016
       December 31          $   960       $ 95,000            $   750     $ 92,015


The partnership agreement calls for the distribution of net cash flow from operations to be first distributed 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an annual noncumulative distribution equal to 10% per annum return on such Limited Partner's adjusted capital contribution. During the second quarter of 2001 the General Partner received a distribution from the partnership, which together with previous distributions, equaled 1% of the net cash flow from operations. Going forward the General Partner should receive 1% of current distributions on a quarterly basis as provided for in the partnership agreement.

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

The Partnership's investment strategy of acquiring properties for all cash and leasing them under net leases to corporations minimizes the Partnership's operating expenses. The General Partners believe that net rental income from the leases will generate cash flow in excess of Partnership operating expenses. Since the leases generally have remaining terms ranging from 1 to 9 years and provide for specified rental increases in excess of the initial base rent, it is anticipated that Partnership income should increase over time. Approximately $200,000 has been set aside for working capital reserves. The Partnership intends to distribute a significant portion of its cash available for distribution unless it becomes necessary to maintain additional reserves.

As of December 31, 2001, the Partnership had acquired five properties and had invested $4,437,908 including certain acquisition expenses related to the Partnership's investment in these properties. These expenditures resulted in a corresponding decrease in the Partnership's liquidity.

The Partnership made cash distributions from operations to the limited partners during each quarter of 2001 and 2000 distributing a total of $388,000 and $366,076 to the limited partners, respectively.

Net cash provided by operating activities increased from $490,668 in 2000 to $494,296 in 2001. The increase in cash provided by operating activities was due primarily to the following components: (1) a change in accrued rental income of a decrease in 2000 of $15,552 compared to a decrease in 2001 of $4,296, and (2) an increase in accounts payable of $13,319 in 2001 compared to an increase of $9,273 in 2000. The change in accrued rental income and the increase in accounts payable is partially offset by an increase in prepaid expenses of $9,205 in 2001 compared no change in prepaid expenses in 2000.

Net cash used in investing activities increased by $1,039 to $1,039 in 2001 when compared to 2000. The increase is due to improvements made to real estate assets of $1,039 in 2001.

Net cash used in financing activities increased from $369,076 in 2000 to $421,780 in 2001. This increase is primarily due to the retirement of partnership units, which were retired for a total price of $17,757, and an increase in distributions paid to partners of $34,947.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.) may contribute to capital appreciation of the Partnership properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

The events surrounding the September 11, 2001 terrorist attacks on the United States have created uncertainty with respect to the condition of the United States economy. Certain economic factors and indicators have suggested that the events of September 11, 2001 have had a substantial negative effect on the economy in general, and several industries have experienced financial difficulties. It is impossible to determine at this time what the long-term effects on the United States economy will be. Any negative change in the general economic conditions in the United States could adversely affect the financial condition and operating results of AAA Net Realty Fund IX, Ltd. and its ability to access additional financial resources.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000:

Rental income increased from $553,918 in 2000 to $562,062 in 2001 due to an increase in base rental from Baptist Memorial Health Services, Inc. and percentage rent received from Golden Corral Corporation. Interest income decreased from $14,013 in 2000 to $12,522 in 2001 primarily as a result of lower interest rates. Expenses increased by $8,642 primarily due to a newly enacted franchise tax expense from the State of Tennessee, which went into place in 2001. The Partnership recorded net income in 2001 of $401,422 as compared to $403,411 in 2000. Each of the four properties owned 100% by the Partnership contributed more than 10% of the total rental income for 2001.

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

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

The Partnership adopted these standards effective January 1, 2001. The Partnership currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Partnership's financial position, results of operation or cash flows from the adoption of SFAS 133, as amended.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Partnership was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Partnership's financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement will not have a material impact on the Partnership's financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.

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

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Issuer

The Issuer has no officers or directors. The individual and Managing General Partners are as follows:

H. Kerr Taylor, age 51, is the Individual General Partner of the Partnership. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions.

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

The affairs of the Partnership are conducted by ARIC. In addition to Mr. Taylor as president, other officers of ARIC include:

Chad C. Braun, age 29, serves as Executive Vice President of Finance of ARIC. Mr. Braun oversees the accounting and SEC reporting for the ARIC-sponsored partnerships. Prior to joining ARIC Mr. Braun served as a manager at Ernst & Young, LLP, in the real estate advisory services group. Mr. Braun has provided extensive consulting and accounting services to a number of REITS and private real estate companies. Mr. Braun received a B.B.A. degree in accounting and finance from Hardin Simmons University and subsequently earned the CPA designation.

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

These individuals are:

Tom Pagel, age 56, is the Director of Real Estate for ARIC. Mr. Pagel has over twenty-five years of experience within the real estate industry including acquisition, development, asset management and disposition. Mr. Pagel has served within management of such real estate firms as Trammell Crow Company, Camden Property Trust and American General Realty Advisors. Mr. Pagel received his B.A. from the University of Texas at Austin and is a licensed Texas Real Estate Broker and a Certified Property Manager.

Jane Costello, age 45, is a certified public accountant and is responsible for the tax accounting related to the ARIC sponsored partnerships and their properties. She has over nineteen years experience as an accountant including over 4 years with a national public accounting firm and the last nine years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2001, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer. Neither General Partner owns any Units nor does any director or officer of the Managing General Partner own any Units.


Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Managing General Partner received cash distributions from operations during, or with respect to, the fiscal years ended December 31, 2001 and 2000 of $16,023 and $3,000, respectively. For a description of the share of cash distributions from operations, if any, and fees to which the General Partners are entitled, reference is made to the material contained in the Prospectus, which is incorporated by reference, under the headings CASH DISTRIBUTIONS AND TAX ALLOCATIONS and COMPENSATION TO GENERAL PARTNERS AND AFFILIATES.

The supervision of the operations of the properties is managed by ARIC, a related party. The Issuer has entered into arrangements with ARIC pursuant to which ARIC has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. ARIC is compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms-length transaction by others rendering similar services. In connection with administrative services rendered to the Partnership, $53,904 and $53,904 was paid to ARIC in 2001 and 2000, respectively. See Note 7 in the accompanying financial statements.

Mr. Taylor, President of ARIC, does not receive compensation from ARIC for services performed on behalf of the partnership; however, he does receive a salary from AmREIT, Inc., which may include services rendered to the partnership. The Managing General Partner believes that any compensation relating to such services is not material.

                                     PART IV

Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1)   Financial Statements

             Independent Auditors' Report
             Balance Sheet, December 31, 2001
             Statements of Income for the Years Ended December 31, 2001 and 2000 Statements of Partnership Equity (Deficit) for the Years Ended December 31, 2001 and 2000 Statements of Cash Flows for the Years Ended December 31, 2001 and 2000 Notes to Financial Statements for the Years Ended December 31, 2001 and 2000

     (2)  Financial Statement Schedules:  See (d) below

     (3)  Exhibits:  See (c) below

(b)        Reports on Form 8-K filed after September 30, 2001:

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


                              AAA Net Realty Fund IX, Ltd.


March 20, 2002                /s/ H. Kerr Taylor
-------------------------     ------------------
Date                          H. Kerr Taylor, Individual General Partner

                              American Asset Advisers Management
                                Corporation IX, Managing General Partner


March 20, 2002                By /s/ H. Kerr Taylor
-------------------------     ---------------------
Date                          H. Kerr Taylor
                              President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.



March 20, 2002                /s/ H. Kerr Taylor
-------------------------     ------------------
Date                          H. Kerr Taylor
                              President (Principal Executive Officer)
                              and Director

March 20, 2002                /s/ Chad C. Braun
-------------------------     -----------------
Date                          Chad C. Braun, Executive Vice President of Finance
                              (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                      ITEMS 7, 13 (a)(1) AND (2) AND 13(d)


                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        AND FINANCIAL STATEMENT SCHEDULE

                      FOR THE YEAR ENDED DECEMBER 31, 2001


                          AAA NET REALTY FUND IX, LTD.

                          AAA NET REALTY FUND IX, LTD.
                          INDEX TO FINANCIAL STATEMENTS






                                                                        Page

FINANCIAL STATEMENTS

Independent Auditors' Report                                             F-3
Balance Sheet, December 31, 2001                                         F-4
Statements of Income for the Years Ended
   December 31, 2001 and 2000                                            F-5
Statements of Partnership Equity (Deficit)
   for the Years Ended December 31, 2001 and 2000                        F-6
Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000                                            F-7
Notes to Financial Statements for the Years Ended
   December 31, 2001 and 2000                                    F-8 to F-13



FINANCIAL STATEMENT SCHEDULE:
Schedule III Real Estate Owned and Accumulated Depreciation
for the Year Ended December 31, 2001                                    F-14


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


AAA Net Realty Fund IX, Ltd.

We have audited the accompanying balance sheet of AAA Net Realty Fund IX, Ltd. as of December 31, 2001, and the related statements of income, partnership equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Net Realty Fund IX, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
February 1, 2002

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                DECEMBER 31, 2001


 ASSETS
 Cash and cash equivalents                                        $  427,246
 Property:
      Land                                                         1,490,494
      Buildings                                                    2,947,414
                                                                  ----------
                                                                   4,437,908
      Accumulated depreciation                                      (920,708)
                                                                  ----------
          Total property, net                                      3,517,200
                                                                  ----------

 Other assets:
      Prepaid expense                                                  9,205
      Accrued rental income                                           69,268
      Accrued interest income                                            480
                                                                  ----------
          Total other assets                                          78,953
                                                                  ----------
 TOTAL ASSETS                                                     $4,023,399
                                                                  ==========

 LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)
 Liabilities:
      Accounts payable                                            $   37,009
                                                                  ----------
           TOTAL LIABILITIES                                          37,009
                                                                  ----------
  Partnership equity (deficit):
      General partners                                               (12,687)
      Limited partners                                             3,999,077
                                                                  ----------
           TOTAL PARTNERSHIP EQUITY (DEFICIT)                      3,986,390
                                                                  ----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY (DEFICIT)               $4,023,399
                                                                  ==========

 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,



                                                  2001               2000
                                                  ----               ----
 Revenues:
      Rental income                             $562,062           $553,918
      Interest income                             12,522             14,013
                                                --------           --------

          Total revenues                         574,584            567,931
                                                --------           --------

 Expenses:
      Advisory fees to related party              53,904             53,904
      Depreciation                                93,536             93,536
      Professional fees                           25,722             17,080
                                                --------           --------

          Total expenses                         173,162            164,520
                                                --------           --------

 Net income                                     $401,422           $403,411
                                                ========           ========

 Allocation of net income:
      General partners                          $  4,014           $  4,034
      Limited partners                           397,408            399,377
                                                --------           --------

                                                $401,422           $403,411
                                                ========           ========

 Net income per unit                            $  74.61           $  74.84
                                                ========           ========

 Weighted average units outstanding              5,380.4            5,390.5
                                                ========           ========







  See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                GENERAL              LIMITED
                                                PARTNERS             PARTNERS             TOTAL
                                                --------             --------             -----

Balance at December 31, 1999                    $ (1,712)            $3,974,125           $3,972,413

Net income                                         4,034                399,377              403,411

Distributions ($67.91 per Limited
              Partnership Unit)                   (3,000)              (366,076)            (369,076)
                                                --------             ----------           ----------


Balance at December 31, 2000                        (678)             4,007,426            4,006,748

Net income                                         4,014                397,408              401,422

Repurchase of LP units                                                  (17,757)             (17,757)

Distributions ($72.27 per Limited
               Partnership Unit)                 (16,023)              (388,000)            (404,023)
                                               ---------             ----------           ----------


Balance at December 31, 2001                    $(12,687)           $3,999,077            $3,986,390
                                                ========            ==========            ==========






See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                             2001       2000
                                                             ----       ----
 Cash flows from operating activities:
      Net income                                           $401,422    $403,411
      Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation                                    93,536      93,536
             Decrease in accrued rental income               (4,296)    (15,552)
             Increase in accounts payable                    13,319       9,273
             Increase in accrued interest income               (480)          -
             Increase in prepaid expense                     (9,205)          -
                                                           --------    --------
               Net cash provided by operating activities    494,296     490,668
                                                           --------    --------

 Cash flows used in investing activities:
      Improvements to real estate                            (1,039)          -
                                                           --------    --------
                 Net cash used in investing activities       (1,039)          -
                                                           --------    --------

 Cash flows from financing activities:
      Distributions paid to partners                       (404,023)   (369,076)
      Repurchase of Limited Partner units                   (17,757)          -
                                                           --------    --------
          Net cash used in financing activities            (421,780)   (369,076)
                                                           --------    --------

 Net increase in cash and cash equivalents                   71,477     121,592
 Cash and cash equivalents, beginning of period             355,769     234,177
                                                           --------    --------
 Cash and cash equivalents, end of period                  $427,246    $355,769
                                                           ========    ========




 See Notes to Financial Statements.

AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

       The final property acquisition was completed as part of a joint venture with AAA Net Realty Fund X, Ltd, a partnership that has common management. The Partnership's interest in the joint venture is 4.8%. At December 31, 2001, the net book value of this property comprised 1.7% of total assets, the rental income of $8,816 comprised 1.6% of total rental income and 2.2% of net income. The subsequent rental income and depreciation have been accounted for on the cost method.

       DEPRECIATION

       Buildings are depreciated using the straight-line method over an estimated useful life of 31.5 years.

       STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

       No cash was paid for income taxes or interest during 2001 or 2000.

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

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       NEW ACCOUNTING STANDARDS

       In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

       The Partnership adopted these standards effective January 1, 2001. The Partnership currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Partnership's financial position, results of operation or cash flows from the adoption of SFAS 133, as amended.

       On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Partnership was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Partnership's financial position or results of operations.

       On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement will not have a material impact on the Partnership's financial position, results of operations, or cash flows.

       In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

       In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.

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

       During the second quarter of 2001 the General Partner received a distribution from the partnership, which together with previous distributions, equaled 1% of the net cash flow from operations. Going forward the General Partner should receive 1% of current distributions on a quarterly basis as provided for in the partnership agreement.

       The Partnership intends to continue the payment of regular quarterly distributions. There are currently no material legal restrictions that would limit the Partnership's ability to pay distributions.

4.     OPERATING LEASES

       A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2001 are as follows:

                        2002                  511,923
                        2003                  472,193
                        2004                  483,484
                        2005                  483,484
                        2006                  490,167
                        2007-2009             514,698
                                           ----------
                                           $2,955,949

5.     MAJOR TENANTS

       The Partnership's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for the years ended December 31:

                                                                     2001             2000
                                                                     ----             ----
           Baptist Memorial Health Services, Inc. (Tennessee)        $208,670      $208,676
           Golden Corral Corporation (Texas)                          197,265       191,832
           Payless ShoeSource/WaldenBooks (Texas)                      82,000        82,000
           Foodmaker (Texas)                                           74,127        71,410
                                                                     --------      --------
                   Total                                             $562,062      $553,918
                                                                     ========      ========

6.     INCOME RECONCILIATION

       A reconciliation of net income for financial reporting purposes to income for federal income tax purposes is as follows for the years ended December 31:

                                                          2001         2000
                                                          ----         ----

           Net income for financial reporting purposes    $401,422     $403,411

           Accrued rental income                            (4,296)     (15,552)
                                                          --------     --------

           Income for tax reporting purposes              $397,126     $387,859
                                                          ========     ========

7.      RELATED PARTY TRANSACTIONS

        The Partnership Agreement provides for the General Partner or such affiliates to be compensated for administrative and management services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the Individual General Partner or to any controlling persons of the Managing General Partner. In connection with administrative services rendered to the Partnership, $53,904 and $53,904 incurred and paid to ARIC in 2001 and 2000 respectively.

                          AAA NET REALTY FUND IX, LTD.
          SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                                                                                       LIFE ON WHICH
                                                                                                                     DEPRECIATION IN
                                                                                                                       LATEST INCOME
                                                                                                       DATE OF            STATEMENT
PROPERTY                                                      COST AT CLOSE OF YEAR      ACCUMULATED   CONSTRUC- DATE        IS
DESCRIPTION     ENCUMBRANCES  BUILDING    LAND     IMPROVEMENTS  BUILDING    LAND        DEPRECIATION   TION    ACQUIRED  COMPUTED
-----------     ------------  --------    ----     ------------  --------    ----        ------------- -------- --------- --------

Jack in the Box,          $0  $  406,805  $  174,345         $0  $  406,805  $  174,345  $135,063       N/A      07-12-91 31.5 Years
   Texas

Baptist Memorial
Health Services,          $0  $1,097,725  $  470,454         $0  $1,097,725  $  470,454  $357,196       N/A      10-4-91  31.5 Years
  Inc.
  Tennessee

Payless Shoe
 Source,                  $0  $  393,573  $  168,674     $1,039  $  394,612  $  168,674  $126,783       N/A     11-07-91  31.5 Years
    Texas

Golden Corral
 Restaurant,              $0  $  995,048  $  654,211         $0  $  995,048  $  654,211  $286,811       N/A     08-20-92  31.5 Years
   Texas

Golden Corral
 Restaurant,              $0  $   53,224  $   22,810         $0  $   53,224  $   22,810  $ 14,855       N/A     03-15-93  31.5 Years
   Texas
              --------------  ----------  ----------     ------  ----------  ----------  --------

                          $0  $2,946,375  $1,490,494     $1,039  $2,947,414  $1,490,494  $920,708
              ==============  ==========  ==========     ======  ==========  ==========  ========




    (1) Transactions in real estate and accumulated depreciation during 2001 and 2000 are summarized as follows:

                                                        Accumulated
                                             Cost       Depreciation
                                          -----------  ------------
    Balance at December 31, 1999          $4,436,869    $  733,636
    Acquisitions                                  $0             $0
    Depreciation expense                          $0     $   93,536
                                          ----------    -----------
    Balance at December 31, 2000          $4,436,869     $  827,172
    Improvements                              $1,039             $0
    Depreciation expense                          $0     $   93,536
                                          ----------    -----------
    Balance at December 31, 2001          $4,437,908    $   920,708
                                          ==========    ===========

    (2) Aggregate cost for Federal income tax purposes   $4,437,908
                                                         ==========