Form 10QSB
period 2002-03-31
AAA NET REALTY FUND IX LTD
filed 2002-05-15
CIK 860754

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D. C. 20549

                                                     FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the quarterly period ended March 31, 2002
                               --------------


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

For the transition period from                           to
                               -------------------------   ---------------------


Commission File Number:         033-33504


                          AAA NET REALTY FUND IX, LTD.


     NEBRASKA LIMITED PARTNERSHIP         IRS IDENTIFICATION NO. 76-0318157

     8 GREENWAY PLAZA, SUITE 824          HOUSTON, TX 77046
                                         (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       X     Yes                  No
                                    -----------       -------------

                   PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


 ASSETS
 Cash and cash equivalents                                    $  455,745
 Property:
      Land                                                     1,490,494
      Buildings                                                2,947,414
                                                              ----------
                                                               4,437,908
      Accumulated depreciation                                  (944,091)
                                                             -----------
            Total property, net                                3,493,817
                                                             -----------
   Other assets:
      Prepaid expense                                              6,649
      Accrued rental income                                       70,342
                                                             -----------
  TOTAL ASSETS                                               $ 4,026,553
                                                             ===========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
      Accounts payable                                       $     7,163
      Accrued liabilities                                        111,545
      Prepaid rent income                                          6,177
                                                              ----------
          TOTAL LIABILITIES                                      124,885
                                                              ----------
  Partnership equity (deficit):
      General partners                                           (12,585)
      Limited partners                                         3,914,253
                                                              ----------
          TOTAL PARTNERSHIP EQUITY                             3,901,668
                                                              ----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                    $ 4,026,553
                                                             ===========
 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                   2002               2001
                                                   ----               ----
 Revenues:
       Rental income                             $ 157,523         $ 144,676
       Interest income                               1,331             4,648
                                                 ---------         ---------
            Total revenues                         158,854           149,324
                                                 ---------         ---------

 Expenses:
       Advisory fees to related party               13,476            13,476
       Depreciation                                 23,383            23,384
       Professional fees                            15,757             7,523
                                                 ---------         ---------
            Total expenses                          52,616            44,383
                                                 ---------         ---------
 Net income                                      $ 106,238         $ 104,941
                                                 =========         =========

 Allocation of net income:
       General partners                          $   1,062         $   1,049
       Limited partners                            105,176           103,892
                                                 ---------         ---------
                                                 $ 106,238         $ 104,941
                                                 =========         =========

 Net income per unit                             $   19.79         $   19.47
                                                 =========         =========

 Weighted average units outstanding                5,368.5           5,390.5
                                                 =========         =========

  See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                               2002             2001
                                                               -----            ----
 Cash flows from operating activities:
       Net income                                            $ 106,238       $ 104,941
       Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation                                     23,383          23,384
               Decrease in prepaid expense                       2,556               -
               Increase in accrued liabilities                 111,545               -
               Increase in accrued rental income                (1,074)         (1,075)
               Decrease in accrued interest income                 480               -
               Decrease in accounts payable                    (29,846)        (17,144)
               Increase in prepaid rental income                 6,177           6,177
                                                             ---------       ---------
             Net cash provided by operating activities         219,459         116,283
                                                             ---------       ---------

 Cash flows used in investing activities:
       Improvements to real estate                                   -          (1,039)
                                                             ---------       ---------
           Net cash used in investing activities                     -          (1,039)
                                                             ---------       ---------

 Cash flows used in financing activities:
       Distributions paid to partners                         (190,960)        (93,750)
                                                             ---------       ---------
           Net cash used in financing activities              (190,960)        (93,750)
                                                             ---------       ---------

 Net increase in cash and cash equivalents                      28,499          21,494
 Cash and cash equivalents, beginning of period                427,246         355,769
                                                             ---------       ---------
 Cash and cash equivalents, end of period                    $ 455,745       $ 377,263
                                                             ==========      =========

 See Notes to Financial Statements.

                                        4

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 2002 or 2001.

     Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases.

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At March 31, 2002, the net book value of this property comprised 1.7% of total assets, the rental income of $3,408, comprised 2.2% of total rental income and 3.2% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the cost method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month period ended March 31, 2002 and 2001.

     The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

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

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Partnership was required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement had no effect on the Partnership's financial position, results of operations or cash flows.

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

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 had no effect on our financial position, results of operations, or cash flows.

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

3.   ALLOCATIONS AND DISTRIBUTIONS

     All income, profits, gains and losses of the Partnership for each fiscal year, other than any gain or loss realized upon the sale, exchange or other disposition of any of the Partnership's properties, shall be allocated as follows: (a) net loss shall be allocated 99% to the limited partners, .99% to the Managing General Partner and .01% to the Individual General Partner; and (b) net income will be allocated first in the ratio, and to the extent, net cash flow is distributed to the partners for such year and any additional income for such year will be allocated 99% to the limited partners, 1% to the General Partners.

     Partnership distributions to the partners for the three months ended March 31, 2002 and 2001, totaled $190,960 and $93,750 respectively. For the three months ended March 31, 2002, a cash distribution of $960 was made to the General Partner, and a cash distribution of $95,000 was made to the Limited Partners. Additionally, a cash distribution with a March 31, 2002 record date and an April 15, 2002 payable date has been accrued for as of March 31, 2002. For the three months ended March 31, 2001, a cash distribution of $750 was made to the General Partner, and a cash distribution of $93,000 was made to the Limited Partners.

4.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $13,476 was incurred and paid to ARIC and AAA for the three months ended March 31, 2002 and 2001, respectively.

5.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three months ended March 31,

                                                        2002          2001
                                                        ----          ----
Golden Corral Corporation (Texas)                     $ 66,325      $ 53,478
Baptist Memorial Health Services, Inc. (Tennessee)      52,167        52,167
Payless Shoe Source/WaldenBooks (Texas)                 20,500        20,500
Foodmaker, Inc. (Texas)                                 18,531        18,531
                                                      --------      --------
   Total                                              $157,523      $144,676
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

RESULTS OF OPERATIONS

For the three months ended March 31, 2002, revenues totaled $158,854, which was comprised of $157,523 of rental income and $1,331 of interest income. Rental income increased from the rental income recorded in the first quarter of 2001, primarily due to an increase of $12,847 in rental income from percentage rent collected from Golden Corral Corporation. Interest income decreased from $4,648 in the first quarter of 2001 to $1,331 in the first quarter of 2002, due to lower interest rates. Expenses increased from the expenses recorded in the first quarter of 2001, due to an increase in professional fees. The Partnership recorded net income of $106,238 for the first quarter of 2002, as compared to net income of $104,941 for the first quarter of 2001.

                           PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

NONE


Item 5. Other Information

NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          AAA Net Realty Fund IX, Ltd.
                          ---------------------------
                          (Issuer)




May 15, 2002              /s/ H. Kerr Taylor
------------              --------------------------------------------
Date                      H. Kerr Taylor, President of General Partner





May 15, 2002             /s/ Chad C. Braun
------------             ---------------------------------------------
Date                     Chad C. Braun, (Principal Accounting Officer)