Form 10QSB
period 2002-06-30
AAA NET REALTY FUND IX LTD
filed 2002-08-14
CIK 860754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB



   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-------

For the quarterly period ended June 30, 2002
                               -------------



                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

For the transition period from                     to
                               -------------------    ------------------------


Commission File Number:         033-33504


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

                    PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                             JUNE 30, 2002
                              (Unaudited)


 ASSETS
 Cash and cash equivalents                                        $  465,638
 Property:
      Land                                                         1,490,494
      Buildings                                                    2,947,414
                                                                  ----------
                                                                   4,437,908
      Accumulated depreciation                                      (967,475)
                                                                  ----------
          Total property, net                                      3,470,433
                                                                  ----------
 Other assets:
      Prepaid expense                                                  4,093
      Accrued rental income                                           71,416
                                                                  ----------
 TOTAL ASSETS                                                     $4,011,580
                                                                  ==========

 LIABILITIES AND PARTNERSHIP EQUITY
 Liabilities:
      Accounts payable                                            $   11,814
      Accrued liabilities                                             99,051
      Prepaid rental income                                            6,177
                                                                  ----------
          TOTAL LIABILITIES                                          117,042
                                                                  ----------
  Partnership equity (deficit):
      General partners                                               (12,864)
      Limited partners                                             3,907,402
                                                                  ----------
          TOTAL PARTNERSHIP EQUITY                                 3,894,538
                                                                  ----------
 TOTAL LIABILITIES AND PARTNERSHIP EQUITY                         $4,011,580
                                                                  ==========
  See Notes to Financial Statements.

             AAA NET REALTY FUND IX, LTD.
                 (A LIMITED PARTNERSHIP)
                  STATEMENTS OF INCOME
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                       (Unaudited)

                                                                            Quarter                         Year to Date
                                                                      2002            2001              2002             2001
                                                                      ----            ----              ----             ----
 Revenues:
      Rental income                                               $ 139,129        $ 139,129         $ 296,652        $ 283,805
      Interest income                                                 1,233            4,245             2,564            8,893
                                                                  ---------        ---------         ---------        ---------

         Total revenues                                             140,362          143,374           299,216          292,698
                                                                  ---------        ---------         ---------        ---------

 Expenses:
      Advisory fees to related party                                 13,476           13,476            26,952           26,952
      Depreciation                                                   23,385           23,384            46,768           46,768
      Professional fees                                              14,461           10,041            30,218           17,564
                                                                  ---------        ---------         ---------        ---------

         Total expenses                                              51,322           46,901           103,938           91,284
                                                                  ---------        ---------         ---------        ---------

 Net income                                                       $  89,040        $  96,473         $ 195,278        $ 201,414
                                                                  =========        =========         =========        =========

 Allocation of net income:
      General partners                                            $     891        $     965         $   1,953        $   2,014
      Limited partners                                               88,149           95,508           193,325          199,400
                                                                  ---------        ---------         ---------        ---------

                                                                  $  89,040        $  96,473         $ 195,278        $ 201,414
                                                                  =========        =========         =========        =========

 Net income per unit                                              $   16.59        $   17.91         $   36.37        $   37.38
                                                                  =========        =========         =========        =========

 Weighted average units outstanding                                 5,368.5          5,387.5           5,368.5          5,388.5
                                                                  =========        =========         =========        =========


  See Notes to Financial Statements.


                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                   Quarter                 Year to Date
                                                             2002          2001         2002          2001
                                                             ----          ----         ----          ----
 Cash flows from operating activities:
     Net income                                            $ 89,040      $ 96,473     $195,278      $201,414
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                      23,385        23,384       46,768        46,768
           Decrease in prepaid expense                        2,556             -        5,112             -
           (Decrease) increase in accrued liabilities       (12,494)            -       99,051             -
           Increase in accrued rental income                 (1,074)       (1,074)      (2,148)       (2,149)
           Decrease in accrued interest income                -             -              480             -
           Increase (decrease) in accounts payable            4,650         4,349      (25,196)      (12,795)
           Decrease in prepaid rental income                      -             -        6,177         6,177
                                                           --------      --------     --------      --------
              Net cash provided by operating activities     106,063       123,132      325,522       239,415
                                                           --------      --------     --------      --------

 Cash flows used in investing activities:
     Improvements to real estate                                  -             -            -        (1,039)
                                                           --------      --------     --------      --------
        Net cash used in investing activities                     -             -            -        (1,039)
                                                           --------      --------     --------      --------

 Cash flows used in financing activities:
     Distributions paid to partners                         (96,170)     (118,042)    (287,130)     (211,792)
     Repurchase of Limited partner units                          -       (12,195)           -       (12,195)
                                                           --------      --------     --------      --------
        Net cash used in financing activities               (96,170)     (130,237)    (287,130)     (223,987)
                                                           --------      --------     --------      --------

 Net increase (decrease) in cash and cash equivalents         9,893        (7,105)      38,392        14,389
 Cash and cash equivalents, beginning of period             455,745       377,263      427,246       355,769
                                                           --------      --------     --------      --------
 Cash and cash equivalents, end of period                  $465,638      $370,158     $465,638      $370,158
                                                           ========      ========     ========      ========





 See Notes to Financial Statements.

                          AAA NET REALTY FUND IX, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

     Properties are leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases.

     Land and buildings are stated at cost. Buildings are depreciated on a straight-line basis over an estimated useful life of 31.5 years.

     The final property acquisition was completed as a joint venture. The Partnership's interest in the joint venture is 4.8%. At June 30, 2002, the net book value of this property comprised 1.5% of total assets. For the six months ended June 30, 2002 the rental income of $5,589 comprised 1.9% of total rental income and 2.9% of net income. Because of the immateriality of these amounts to the financial statements as a whole, the initial purchase and the subsequent rental income and depreciation have been accounted for on the cost method.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six months ended June 30, 2002 and 2001.

     The financial statements of AAA Net Realty Fund IX, Ltd. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2001.

     NEW ACCOUNTING STANDARDS

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Partnership was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Partnership's financial position or results of operations or cash flows.

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

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

     In April 2002, the FASB issued SAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 determined that the adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease terminations costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closings, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces issue 94-3.
     SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for our fiscal year beginning January 1, 2003. The adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations or cash flows.

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

     Partnership distributions to the partners for the six months ended June 30, 2002 and 2001 totaled $287,130 and $211,792 respectively. For the three months ended June 30, 2002, a cash distribution of $210 was made to the General Partner, and a cash distribution of $95,000 was made to the Limited Partners. Additionally, a cash distribution of $960 to the General Partner and a cash distribution of $95,000 to the Limited Partners with a June 30, 2002 record date and a July 15, 2002 payable date have been accrued for as of June 30, 2002. For the three months ended June 30, 2001, a cash distribution of $13,042 was made to the General Partner, and a cash distribution of $105,000 was made to the Limited Partners.

4.   RELATED PARTY TRANSACTIONS

     The Partnership Agreement provides for the reimbursement for administrative services necessary for the prudent operation of the Partnership and its assets with the exception that no reimbursement is permitted for rent, utilities, capital equipment, salaries, fringe benefits or travel expenses allocated to the individual general partner or to any controlling persons of the managing general partner. In connection therewith, $13,476 and $13,476 was incurred and paid to ARIC for the three months ended June 30, 2002 and 2001, respectively and $26,952 and $26,952 was incurred and paid to ARIC for the six months ended June 30, 2002 and 2001, respectively.

5.   MAJOR LESSEES

     The following schedule summarizes total rental income by lessee for the three and six months ended June 30:

                                                                            Quarter                          Year to Date
                                                                      2002             2001            2002              2001
                                                                      ----             ----            ----              ----

     Golden Corral Corporation (Texas)                               $ 47,929        $ 47,929         $114,254          $101,407
     Baptist Memorial Health Services, Inc. (Tennessee)                52,168          52,168          104,335           104,335
     Payless Shoe Source/WaldenBooks (Texas)                           20,500          20,500           41,000            41,000
     Foodmaker, Inc. (Texas)                                           18,532          18,532           37,063            37,063
                                                                    ---------       ---------        ---------         ---------
           Total                                                     $139,129        $139,129         $296,652          $283,805
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

RESULTS OF OPERATIONS

For the three months ended June 30, 2002, revenues totaled $140,362, which was comprised of $139,129 of rental income and $1,233 of interest income, compared to total revenues of $143,374 for the three months ended June 30, 2001, which was comprised of $139,129 of rental income and $4,245 of interest income. Interest income for the second quarter of 2002 decreased from that of the second quarter of 2001, primarily due to lower interest rates. Expenses increased from $46,901 in the second quarter of 2001 to $51,322 in the second quarter of 2002, due to an increase in professional fees. The Partnership recorded net income of $89,040 for the second quarter of 2002 as compared to net income of $96,473 for the second quarter of 2001.

For the six months ended June 30, 2002, revenues totaled $299,216, which was comprised of $296,652 of rental income and $2,564 of interest income, compared to total revenues of $292,698 for the six months ended June 30, 2001, which was comprised of $283,805 of rental income and $8,893 of interest income. Rental income increased from the rental income recorded in the first six months of 2001 due to an increase in percentage rent collected from Golden Corral Corporation. Interest income for the first six months of 2002 decreased from that of the first six months of 2001, primarily due to lower interest rates. Expenses increased from $91,284 in the first six months of 2001 to $103,938 in the first six months of 2002, due to an increase in professional fees. The Partnership recorded net income of $195,278 for the first six months of 2002 as compared to net income of $201,414 for the first six months of 2001.

SUBSEQUENT EVENTS

On July 16, 2002 a special meeting of the Limited Partners was held to consider and vote on the following proposals:

   (a) To approve the agreement and plan of merger dated as of September 10, 2001 among AmREIT, Inc.("AmREIT"), the Partnership and each of the following limited partnerships: AAA Net Realty Fund IX, Ltd. and AAA Net Realty Fund X, Ltd., under which the Partnership and each of the other partnerships would merge into AmREIT, and;

   (b) To amend the Partnership's limited partnership agreement and permit the Partnership to merge with and into AmREIT whether or not AmREIT would be regarded as an affiliate of the Partnership.

At this meeting, the proposals were approved and the merger as proposed was effective July 23, 2002.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE


Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports

                    The Company did not file a current report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 AAA Net Realty Fund IX, Ltd.
                                 ---------------------------
                                (Issuer)




August 14, 2002                 /s/ H. Kerr Taylor
---------------                 --------------------------------------------
Date                            H. Kerr Taylor, President of General Partner





August 14, 2002                 /s/ Chad C. Braun
---------------                 --------------------------------------------
Date                            Chad C. Braun, (Principal Accounting Officer)

                                  EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AAA Net Realty Fund IX, Ltd. (the "Partnership") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the General Partner of the Partnership, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer of  the General Partner
August 14, 2002

                                  EXHIBIT 99.2


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AAA Net Realty Fund IX, Ltd. (the "Partnership") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Principal Accounting Officer of the General Partner of the Partnership, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ Chad C. Braun


Chad C. Braun
Principal Accounting Officer of  the General Partner
August 14, 2002